Form 10-Q
period 2000-03-31
LOUISIANA UNWIRED LLC
filed 2000-05-19
CIK 1100316

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
       ________________.


Commission file number _________________________________

                            LOUISIANA UNWIRED, LLC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Louisiana                                     72-1407430
-----------------------------------------       ------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    Incorporation or organization)                    Identification No.)

   One Lakeshore Drive Suite 1900
          Lake Charles, LA                                  70629
------------------------------------------      ------------------------------
 (Address of principal executive offices)                 (Zip code)

                                (337) 436-9000
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes ____  No   X
                                                   -----

Part I  -            Financial Information
                                                                                           Page
                                                                                           ----
Item 1.     -        Financial Statements
                     Condensed Consolidated Balance Sheets ...............................   3
                     Condensed Consolidated Statement of Operations ......................   4
                     Condensed Consolidated Statement of Cash Flows ......................   5
                     Notes to Financial Statements .......................................   6


Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ...........................................   9


Part II     -        OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..............................................  13

SIGNATURES
 ..........................................................................................  14

Part I          Financial Information
Item 1          Financial Statements

LOUISIANA UNWIRED, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                               March 31,     December 31,
                                                                               ---------     ------------
                                                                                 2000            1999
                                                                                 ----            ----
                                                                              (Unaudited)      (Note 1)
                                              Assets
                                              ------
Current assets:
      Cash and cash equivalents                                                  $  3,042        $  1,844
      Subscriber receivables, net                                                   1,821           1,256
      Other receivables                                                             1,180             810
      Inventory                                                                     2,544           2,189
      Prepaid expenses                                                              2,723             854
      Receivables from related parties                                                940             ---
      Due from affiliates                                                             ---             788
                                                                                 --------        --------

      Total current assets                                                         12,250           7,741

Marketable securities                                                              75,232         114,854
Property and equipment, net                                                       115,735          85,305
Licenses, net                                                                      10,559          10,462
Other assets                                                                       10,511              46
                                                                                 --------        --------

     Total assets                                                                $224,287        $218,408
                                                                                 ========        ========
                                      Liabilities and members' equity
                                      -------------------------------

Current liabilities:
     Accounts payable                                                            $ 10,798        $  9,012
     Accrued expenses                                                               3,115           1,568
     Payables to related parties                                                    1,276             123
     Current maturities of long term obligations                                      512             140
                                                                                 --------        --------

     Total current liabilities                                                     15,701          10,843

Long Term obligations, net of current maturities                                    9,069           1,369
Minor interest                                                                        927             ---

Member's equity
     Members capital                                                              253,752         251,561
     Accumulated other comprehensive income                                           508             709
     Accumulated deficit                                                          (55,670)        (46,074)
                                                                                 --------        --------
     Total members' equity                                                        198,590         206,196
                                                                                 --------        --------

     Total liabilities and members' equity                                       $224,287        $218,408
                                                                                 ========        ========

     See accompanying notes to condensed consolidated financial statements.

LOUISIANA UNWIRED, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

                                                                                                For the three
                                                                                                 Months ended
                                                                                           -------------------------
                                                                                             March 31,    March 31,
                                                                                               2000         1999
                                                                                               ----         ----
Revenues:
     Subscriber                                                                               $  7,522   $  1,546
     Roaming                                                                                     2,350        265
     Merchandise sales                                                                           2,759        863
     Other revenue                                                                                  94        ---
                                                                                              --------    -------
     Total revenue                                                                              12,725      2,674

Expense:
     Cost of service                                                                             5,268      1,356
     Merchandise cost of sales                                                                   5,252      1,915
     Selling, general and administrative                                                         7,414      1,758
     Depreciation and amortization                                                               5,910      2,353
                                                                                              --------    -------
     Total operating expense                                                                    23,844      7,382
                                                                                              --------    -------

Operating  loss                                                                                (11,119)    (4,708)

Other income (expense):
     Interest income (expense), net                                                              1,316       (606)
                                                                                              --------    -------

Loss before extraordinary item and minority interest                                            (9,803)    (5,314)

Minority interest                                                                                  445        ---
Extraordinary item-early extinguishment of debt                                                   (238)       ---
                                                                                              --------    -------

Net loss                                                                                      $ (9,596)   $(5,314)
                                                                                              ========    =======

     See accompanying notes to condensed consolidated financial statements.

LOUISIANA UNWIRED, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

                                                                     For the three
                                                                     months ended
                                                                -----------------------------
                                                                   March 31,       March 31,
                                                                      2000           1999
                                                                      ----           ----
          Cash flows from operating activities
          ------------------------------------

Net cash used in operating activities                               $  (9,628)      $ (10,714)

          Cash flows from investing activities
          ------------------------------------
Sale of marketable securities                                          41,000             ---
Purchase of marketable securities                                      (1,579)            ---
Payments for the purchase of equipment                                (14,805)           (586)
Payments for microwave relocation costs                                  (250)            ---
                                                                    ---------       ---------
Net cash provided by (used in) investing activities                    24,366            (586)


          Cash flows from financing activities
          ------------------------------------
 Capital contributions from members                                                     4,029
Debt issuance costs                                                       ---            (300)
Proceeds from long-term debt                                              260           6,771
Principal payments of long-term debt                                  (13,800)            ---
                                                                    ---------       ---------
Net cash provided by (used in) financing activities                   (13,540)         10,500
                                                                    ---------       ---------

Net increase (decrease) in cash and cash equivalents                    1,198            (800)
Cash and cash equivalents at beginning of period                        1,844           1,350
                                                                    ---------       ---------

Cash and cash equivalents at end of period                          $   3,042       $     550
                                                                    =========       =========


     See accompanying notes to condensed consolidated financial statements.

LOUISIANA UNWIRED, LLC
NOTES TO CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The balance sheet at December 31, 1999 was derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the prospectus that is part of Amendment No. 2 to the US Unwired Inc. registration statement on Form S-1, Registration No. 333-33964, filed on May 11, 2000 with the Securities and Exchange Commission.

2.   Description of Organization

     Louisiana Unwired, LLC ("the Company") was formed in 1998 and is principally engaged in providing access to and usage of its personal communications service ("PCS") networks. PCS is a new generation of wireless communications, offering customers advanced, secure two-way digital wireless service and applications. As of March 31, 2000, the Company has been primarily engaged in building out its PCS network and in providing PCS service in parts of Louisiana, Texas and Alabama. The Company is a majority owned subsidiary, 93.42% at March 31, 2000, of US Unwired Inc. ("US Unwired").

     In April 1998, the Company's members contributed PCS licenses in four Louisiana Basic Trading Areas ("BTAs" or "markets") to the Company from an affiliated company with common ownership. Additionally, certain related assets and liabilities, including debt used to finance the purchase of these four licenses, were also contributed. These contributed assets and liabilities were recorded at their historical cost. The Company commenced operations in one of these markets in April 1998 and in the remaining three markets in September 1998. An additional 18 licenses were contributed to the Company by Command Connect, LLC in December 1999.

     Additionally during 1998, the Company entered into an agreement with Sprint PCS and became a Sprint PCS network partner. The agreement grants the Company exclusive right to provide PCS service under the Sprinta and Sprint PCSa brand names in markets comprising 9.7 million residents. Under the agreement, the Company has agreed to construct and manage Sprint PCS's network in markets for which the Company does not have a license. In consideration for these services, Sprint PCS pays 92% of collected revenues, as defined in the agreement, to the Company. The agreement requires the Company to build out the PCS network in accordance with FCC requirements and deadlines. The Company and Sprint PCS will share equally the costs for any necessary future relocation of microwave sources that interfere with Sprint PCS's spectrum.

     Effective January 1, 2000, US Unwired entered into an agreement with Meretel Communications Limited Partnership ("Meretel") to receive an 80% ownership interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches BTAs in exchange for a reduction in US Unwired's ownership interest in Meretel from 24.33% to 13.28%. US Unwired contributed these net assets to a new partnership, Texas Unwired, a Louisiana general partnership ("Texas Unwired"), of which the Company is the managing partner. The contributed net assets were recorded at fair value. On January 1, 2000, US Unwired contributed its 80% ownership interest in Texas Unwired to the Company. The Company's financial statements for the three months ended March 31, 2000 include the financial position and results of operations of Texas Unwired on a consolidated basis.

3.   Marketable Securities

     The following is a summary of the Company's available-for-sale marketable securities as of March 31, 2000:


                                                  Gross        Gross
                                  Amortized  Unrealized   Unrealized  Estimated Fair
                                       Cost       Gains       Losses           Value
                                -----------------------------------------------------
                                                    (In thousands)
     Commercial paper               $64,068        $508          ---         $64,576
     Fixed income mutual funds       10,656         ---          ---          10,656
                                    -------        ----  -----------         -------
                                    $74,724        $508          ---         $75,232
                                    =======        ====  ===========         =======

4.  Property and Equipment

    Major categories of property and equipment were:

                                                        March 31,  December 31,
                                                             2000          1999
                                                             ----          ----
                                                              (In thousands)
     Facilities and equipment                            $110,719      $ 86,438
     Furniture and fixtures                                 2,520         1,645
     Vehicles                                                 289           140
     Leasehold improvements                                   612           350
     Construction in progress                              22,475        12,537
                                                         --------      --------
                                                          136,615       101,110
     Less: accumulated depreciation and amortization       20,880        15,805
                                                         --------      --------

                                                         $115,735      $ 85,305
                                                         ========      ========

5.  Long-term Obligations

    Long-term obligations consisted of the following:

                                                        March 31,  December 31,
                                                             2000          1999
                                                             ----          ----
                                                              (In thousands)
     FCC debt                                            $  1,475      $  1,509
     Capital leases                                         8,106           ---
                                                         --------      --------

     Total long-term obligations                            9,581         1,509
     Less current maturities                                  512           140
                                                         --------      --------
     Long-term obligations, excluding current maturities $  9,069      $  1,369
                                                         ========      ========

     During the three months ended March 31, 2000, the Company extinguished $13.9 million of debt related to Texas Unwired. As a result, the unamortized debt issuance costs related to this debt, totaling $238,000, were written off as an extraordinary item.

     In 1999, Meretel entered into lease agreements to lease cell sites for a 15-year period. As part of the agreement discussed in Note 2 above, Texas Unwired assumed Meretel's obligations under 31 leases in the Beaumont-Port Arthur and Lufkin-Nacogdoches markets. During the three months ended March 31, 2000, the Company executed one additional capital lease, bringing the total capitalized leases to 32.

     Future minimum annual lease payments due under these capital leases consisted of the following at March 31, 2000 (in thousands):

          2001                                                   $   768
          2002                                                       768
          2003                                                       768
          2004                                                       768
          2005                                                       768
          Thereafter                                               7,307
                                                                 -------
                                                                  11,147
          Amounts representing interest                           (3,041)
                                                                 -------
          Present value of minimum lease payments (including
               current portion of $376)                          $ 8,106
                                                                 =======
7.   Commitments and Contingencies

     The Company's PCS licenses are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its BTAs within five years from the grant of the licenses. Should the Company fail to meet these coverage requirements, it may be subject to forfeiture of its licenses or imposition of fines by the FCC. The PCS build out in each BTA is subject to the successful completion of the network design, site and facility acquisitions, the purchase and installation of the network equipment, network testing, and the satisfactory accommodation of microwave users currently using the spectrum. All FCC requirements have been met where operations have commenced.

     On October 29, 1999, US Unwired issued $400 million in aggregate principal amount of its 13 3/8% Senior Subordinated Discount Notes due November 1, 2009 (the "Notes"). The Company fully and unconditionally guarantees the Notes. The Notes are secured by a pledge of the Company's 80% interest in Texas Unwired and any notes payable by Texas Unwired to the Company. The Company's guarantee of the Notes ranks equally in right of payment with its future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the Company.

     Effective October 1, 1999 US Unwired entered into a $130 million senior credit facility. At March 31, 2000, no amounts under this facility were outstanding. This facility is secured by, among other things, a first priority security interest in all tangible and intangible assets of the Company, including its PCS licenses to the extent legally permitted; a pledge by the Company of its ownership interest in Texas Unwired; and an assignment by the Company of its Sprint PCS agreements and any network contract, including software rights.

8.   Other Comprehensive Income

     Other comprehensive income includes net loss and unrealized gains from marketable equity securities that are classified as "available-for-sale." The following summarizes the Company's other comprehensive income for the three months ended March 31, 2000 (in thousands):

             Accumulated other comprehensive income

             Balance, beginning of  period                         $709

             Other comprehensive income
                Unrealized gains on securities                      508

             Deduct:
                Realized gain on sale of securities                 709
                                                                   ----

             Balance, end of period                                $508
                                                                   ====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion is intended to facilitate an understanding and assessment of significant accounting changes and trends related to the financial condition and results of operations of Louisiana Unwired, LLC ("the Company" or "we" or "us"). This discussion should be read in conjunction with our financial statements included in this report.

The discussion contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are statements about our current and future business strategy, operations, capabilities and construction plans and schedule, as well as financial projections, plans and objectives of management, expected actions of third parties, and other matters. They often include the words "believes," "belief," "expects," "plans," "anticipates," "intends," "projects" or similar words. Forward-looking statements speak only as of the date made and are not guarantees of future performance and may involve risks and uncertainties. Forward-looking statements involve known and unknown risks and other factors that could cause actual results to be materially different from our historical results or from any future results expressed or implied by any forward-looking statements. Some of the factors that could cause the difference are:

       .     the availability at acceptable terms of sufficient funds to pay for our business plan
       .     competition
       .     changes in labor, equipment and capital costs
       .     any inability to obtain required regulatory approvals
       .     changes in technology
       .     any inability to comply with our guarantee of US Unwired Inc.'s senior subordinated discount notes or with our obligations under
             US Unwired Inc.'s credit agreement
       .     changes in management
       .     any ability to attract and retain qualified employees
       .     future acquisitions
       .     general economic and business conditions

Actual results may differ from those in the forward-looking statements as a result of these factors, many of which are outside the control of the Company. You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct.


Overview

The Company was formed in January 1998. In February 1998, the Company became a Sprint PCS network partner, which gives the Company the exclusive right to provide digital PCS services under the sprint(R) and Sprint PCS(R) brand names in a service area comprising approximately 9.7 million residents in the Gulf States region.

Our Sprint PCS service area covers 41 Basic Trading Areas ("BTAs" or "markets") in eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee. Our service area is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis. We are constructing a 100% digital, 100% wireless PCS network that we expect to complete by March 2001.

We currently offer PCS service in eleven markets: Beaumont-Port Arthur, Longview-Marshall, Lufkin-Nacogdoches, Texarkansas and Tyler, Texas; Alexandria, Houma-Thibodeaux, Lake Charles, Monroe and Shreveport, Louisiana; and Montgomery, Alabama. Our network currently covers approximately 2.4 million residents out of approximately 3.6 million total residents in those markets. We expect to cover a total of approximately 6.1 million residents by December 2000 and 6.4 million residents by March 2001, at which point we expect to have covered approximately 66% of the resident population in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area. At March 31, 2000, we had approximately 66,000 subscribers within those eleven markets and we had initiated the build out of eleven additional markets in the Florida panhandle, Mississippi and Alabama. This phase of our build out represents 330 owned and co-located towers. We have begun radio frequency design, network design and cell site engineering in the remaining markets to be built out.

Effective January 1, 2000, US Unwired Inc. ("US Unwired") received an 80% ownership interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches markets in exchange for a reduction in its ownership interest in the Meretel Communications Limited Partnership ("Meretel") from 24.33% to 13.28%. US Unwired contributed the net assets of those markets to Texas Unwired, a Louisiana general partnership ("Texas Unwired") of which the Company is the managing partner. US Unwired then contributed its 80% ownership interest in Texas Unwired to the Company.

As of March 31, 3000, the Company was owned 93.42% by US Unwired, 6.06% by Cameron Communications Corporation and 0.52% by Command Connect, LLC. As of March 31, 2000, the Company owned 80% of Texas Unwired.

Results of Operations

You should keep in mind that our operating results for three months ended March 31, 2000 include the consolidation of Texas Unwired but our operating results for the three months ended March 31, 1999 include the Texas Unwired assets as a part of Meretel and are presented on an equity basis.

Revenues

                                Three months ended March 31,
                                ----------------------------
                                      2000              1999
                                      ----              ----
                                       (In thousands)
Subscriber revenues                $ 7,522           $ 1,545
Roaming revenues                     2,350               265
Merchandise sales                    2,759               863
Other revenue                           94               ---
                                   -------           -------
      Total revenues               $12,725           $ 2,673
                                   =======           =======

Subscriber revenues were $7.5 million for the three months ended March 31, 2000 compared to $1.5 million for the three months ended March 31, 1999, representing an increase of $6.0 million. LA Unwired's subscriber revenues increased to $5.7 million at March 31, 2000 from $1.5 million at March 31,

1999, representing a $4.2 million increase due to increase in subscribers to approximately 50,000 at March 31, 2000 from approximately 13,000 at March 31, 1999. Texas Unwired accounted for $1.8 million in revenues and had approximately 16,000 at March 31, 2000.

Roaming revenues were $2.3 million for the three months ended March 31, 2000 as compared to $265,000 for the three months ended March 31, 1999, representing an increase of $2.0 million. LA Unwired's roaming revenues increased to $1.8 million at March 31, 2000 from $265,000 at March 31, 1999, representing a $1.5 million increase due to an expansion in coverage to nine markets at March 31, 2000 from four markets at March 31, 1999. Texas Unwired added $496,000 in roaming revenues with coverage in two markets.

Merchandise sales were $2.8 million for the three months ended March 31,2000 as compared to $863,000 for the three months ended March 31, 1999, representing an increase of $1.9 million. LA Unwired's merchandise sales increased to $2.2 million from $863,000 at March 31, 1999, representing an increase of $1.3 million. This was due primarily to an increase in initial sales to 19,000 new subscribers during the three months ended March 31, 2000 compared to 7,600 new subscribers added during the three months ended March 31, 1999. Texas Unwired had $547,000 in merchandise sales for the three months ended March 31, 2000 and added approximately 4,000 new subscribers.

Operating Expenses

Cost of service was $5.3 million for the three months ended March 31, 2000 as compared to $1.4 million for the three months ended March 31, 1999, representing an increase of $3.9 million. LA Unwired's cost of service increased to $4.3 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31,1999, representing an increase of $2.9 million. This increase primarily resulted from the increased number of new subscribers, coverage area and additional lease costs incurred in eleven yet to be opened markets in Florida, Alabama and Mississippi. Texas Unwired's cost of sales added $1.0 million with coverage for its two markets.

Merchandise cost of sales was $5.3 million for the three months ended March 31, 2000 as compared to $1.9 million for the three months ended March 31, 1999, representing an increase of $3.4 million. LA Unwired's merchandise cost of sales increased to $4.3 million for the three months ended March 31, 2000 from $1.9 million at March 31, 1999, representing an increase of $2.4 million. This was primarily due to the number of new subscribers added. Texas Unwired added $1.0 million in merchandise cost of sales that was also related to new subscriber additions.

Selling, general and administrative expenses were $7.4 million for the three months ended March 31, 2000 as compared to $1.8 million for the three months ended March 31, 1999, representing an increase of $5.6 million. LA Unwired's selling, general and administrative expenses increased to $6.1 million for the three months ended March 31, 2000 from $1.8 million at March 31, 1999, representing an increase of $4.3 million. This was primarily due to the costs associated with expanding our market coverage and included an additional $1.6 million in management fees from US Unwired for the three months ended March 31, 2000. Texas Unwired incurred $1.3 million in selling, general and administrative expenses for the three months ended March 31, 2000.

Depreciation and amortization expense was $5.9 million for the three months ended March 31, 2000 as compared to $2.4 million for the three months ended March 31, 1999, an increase of $3.5 million. LA Unwired increased to $4.7 million for the three months ended March 31, 2000 from $2.4 million at March 31, 1999, representing an increase of $2.3 million. This was primarily due to the increase in capital costs associated with expanding our market coverage. Texas Unwired incurred $1.2 million in depreciation costs or the three months ended March 31, 2000 that was also associated with market expansion.

Operating Loss

The total operating loss was $11.1 million for the three months ended March 31, 2000 as compared to $4.7 million for the three months ended March 31, 1999, an increase of $6.4 million. LA Unwired had an operating loss of $9.5 million for the three months ended March 31, 2000 as compared to an operating loss of $4.7 million for the three months ended March 31, 1999, representing an increase of $4.8 million. This is primarily attributable to increased operational costs associated with building out our markets. Texas Unwired recorded an operating loss of $1.6 million for the three months ended March 31, 2000 and this is also attributable to costs associated with building out our markets.

Other Income/(Expense)

                                         Three months ended March 31,
                                         ----------------------------
                                                (In thousands)
                                                2000             1999
                                              ------            -----
Interest expense                              $ (280)           $(626)
Interest income                                1,596               20
                                              ------            -----
Total other income/(expense)                  $1,316            $(606)
                                              ======            =====

Interest expense was $280,000 for the three months ended March 31, 2000 as compared to $626,000 for the three months ended March 31, 1999, representing a decrease of $346,000. This decrease was the result of the early extinguishment of long-term debt in the fourth quarter of 1999. Texas Unwired incurred $247,000 in interest expense for the three months ended March 31, 2000 that was attributable to interest expense on cell site capital leases.

Interest income was $1.6 million for the three months ended March 31, 2000 as compared to $0 for the three months ended March 31, 1999. The increase is the result of investing available funds in marketable securities until the funds are required to fund our market build out.

Minority Interest in Subsidiary

Minority interest in losses of affiliate was $445,000 for the three months ended March 31,2000 and $0 for the three months ended March 31, 1999. This is attributable to the consolidation of Texas Unwired and represents the portion of losses from Texas Unwired allocable to the minority partners.

Liquidity and Capital Resources

We need approximately $303.8 million to build out our PCS network and to market and distribute our products and services from January 2000 through December 2001. We believe that the proceeds from our financings and internally generated cash will be enough to build out our network as planned, cover anticipated operating losses and meet our debt service requirements through December 2001. We expect to cover approximately 66% of the population in a majority of markets in our service area by March 2001. We plan to use this $303.8 million for capital requirements, including capital expenditures, working capital, debt service requirements and anticipated operating losses for the period from January 2000 through December 2001. We will use this capital also for switches, base stations, towers and antennae, radio frequency engineering, cell site acquisition and construction and microwave relocation. The actual amounts required building out our PCS network may vary materially from these estimates. We may need more capital if we have unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks.

On October 1, 1999, US Unwired entered into a credit facility with Co Bank, ACB, The Bank of New York, BNY Capital Markets, Inc., First Union Securities, Inc., First Union National Bank and other lenders for $130 million. At March 31, 2000, US Unwired had full availability of $130 million under this new credit facility for the build out of our PCS network and anticipated operating losses. This facility is secured by, among other things, a first priority security interest in all tangible and intangible assets of the Company, including its PCS licenses to the extent legally permitted; a pledge by the Company of its ownership interest in Texas Unwired; and an assignment by the Company of its Sprint PCS agreements and any network contract, including software rights.

On October 29, 1999, US Unwired issued approximately $400 million in aggregate principal amount of 13 3/8% senior subordinated discount notes and received gross proceeds of approximately $209 million. These notes are unsecured obligations of US Unwired. They bear interest at a rate of 13 3/8% per year, payable twice per year on May 1 and November 1, beginning May 1, 2005. LA Unwired fully and unconditionally and jointly and severally guarantees US Unwired's obligations under these notes.

Cash used in operating activities was $9.6 million for the three months ended March 31, 2000. Cash provided by investing activities was $24.4 million for the three months ended March 31, 2000 and includes $39.4 million provided by the purchase and sale of marketable securities offset by $14.8 million used to purchase equipment. Cash used in financing activities was $13.5 million for the three months ended March 31, 2000 and consists primarily of $13.8 million used in the payment of long-term debt.

In the past, we have paid our working capital requirements, acquisitions, capital expenditures and debt service through bank financing and retained earnings from operations.

Seasonality

Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the most use and revenue per subscriber in the summer because of an increase in revenues from fees charged to non-US Unwired, non-Sprint PCS customers who use our network while traveling in our service area. We believe that the increased traffic in our service area comes from people traveling during summer vacation. We expect these trends to continue based on historical operating results.

Impact of Year 2000 Issue on Our Operations and Financial Conditions

We use a significant number of computer systems and software programs in our operations, including in support of our PCS network equipment and for various administrative functions. Before the Year 2000, we discussed the nature and progress of our plans to prepare for that year. In late 1999, we finished testing and preparing our systems for the Year 2000 date change. As of the date of this report, we had experienced no significant disruptions in our critical information technology systems and non-information technology systems that resulted from the Year 2000 date change. We believe that our systems successfully responded to the Year 2000 date change. We are not aware of any material problems that resulted from the Year 2000 date change with our products, our internal systems or the products and services of third parties. We will continue to monitor our critical computer applications and those of our suppliers and vendors throughout 2000 so we can promptly address any Year 2000 matters that may arise.

Quantitative and Qualitative Disclosure about Market Risk

We are not exposed to fluctuations in currency exchange rates, as all our services are invoiced in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which investments mature on or before July 13, 2000. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 1% increase or decline in current average investment rates would not have a material impact on our investment income.

PART II

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits

          Financial Data Schedule

     b.   Reports on Form 8-K during the quarter ended March 31, 2000

          No reports on Form 8-K were filed during the quarter ended March 31, 2000.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


May 18, 2000                                 LOUISIANA UNWIRED, LLC

                                          By:/s/ Thomas G. Henning
                                             ______________________________
                                             Thomas G. Henning
                                             Duly Authorized Officer


                                          By:/s/ Jerry E. Vaughn
                                             ______________________________
                                             Jerry E. Vaughn
                                             Principal Financial Officer