Form 10-Q
period 2000-06-30
LOUISIANA UNWIRED LLC
filed 2000-08-11
CIK 1100316

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ________________.


Commission file number ...333-92271-01

                            LOUISIANA UNWIRED, LLC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Louisiana                                              72-1407430
----------------------------------------           ---------------------------------------------
  (State or other jurisdiction of                               (I.R.S. Employer
  Incorporation or organization)                               Identification No.)

   One Lakeshore Drive, Suite 1900
       Lake Charles, LA                                               70629
----------------------------------------           ---------------------------------------------
(Address of principal executive offices)                            (Zip code)

                                      (337) 436-9000
------------------------------------------------------------------------------------------------
                     (Registrant's telephone number, including area code)


------------------------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....


Part I --  Financial Information
                                                                                                   Page
                                                                                                   ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets ...................................................   3
         Condensed Consolidated Statements of Operations .........................................   4
         Condensed Consolidated Statements of Cash Flows .........................................   5
         Notes to Condensed Consolidated Financial Statements.....................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .............................................................   9

Part II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .........................................................  14

SIGNATURES .......................................................................................  14


Part I     Financial Information
Item 1     Financial Statements

LOUISIANA UNWIRED, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                             June 30,       December 31,
                                                           -------------   --------------
                                                               2000             1999
                                                           ------------    -------------
                                                           (Unaudited)       (Note 1)
                           Assets
                           ------
Current assets:
    Cash and cash equivalents                                $  3,773         $  1,844
    Subscriber receivables, net                                 1,956            1,256
    Other receivables                                           1,017              810
    Inventory                                                   1,888            2,189
    Prepaid expenses                                            3,753              854
    Receivables from related parties                               78              ---
    Due from affiliates                                           ---              788
                                                             --------         --------
    Total current assets                                       12,465            7,741

Marketable securities                                          32,176          114,854
Property and equipment, net                                   153,396           85,305
Licenses, net                                                   9,143           10,462
Other assets                                                    9,990               46
                                                             --------         --------
    Total assets                                             $217,170         $218,408
                                                             ========         ========
              Liabilities and members' equity
              -------------------------------

Current liabilities:
    Accounts payable                                         $ 16,006         $  9,012
    Accrued expenses                                            4,833            1,568
    Payables to related parties                                                    123
    Current maturities of long term obligations                   500              140
                                                             --------         --------

    Total current liabilities                                $ 21,339           10,843

Long term obligations, net of current maturities                8,670            1,369
Minority interest                                                 537              ---

Members' equity:
    Members capital                                           252,756          251,561
    Accumulated other comprehensive income                        383              709
    Accumulated deficit                                       (66,515)         (46,074)
                                                             --------         --------
    Total members' equity                                     186,624          206,196
                                                             --------         --------

    Total liabilities and members' equity                    $217,170         $218,408
                                                             ========         ========

    See accompanying notes to condensed consolidated financial statements.

LOUISIANA UNWIRED, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(Unaudited)


                                                  For the three months ended          For the six months ended
                                                   June 30,         June 30,           June 30,       June 30,
                                                     2000             1999              2000            1999
                                                     ----             ----              ----            ----
Revenues:
       Subscriber                                 $ 10,350          $  2,213          $ 17,872       $  3,759
       Roaming                                       3,530               858             5,880          1,123
       Merchandise sales                             1,915               851             4,674          1,714
       Other revenue                                   109                 7               203              7
                                                  --------          --------          --------       --------
       Total revenue                                15,904             3,929            28,629          6,603

Expense:
       Cost of service                               7,939             2,197            13,207          3,553
       Merchandise cost of sales                     4,011             1,548             9,263          3,463
       General and administrative                    3,913               751             6,751          1,315
       Selling and marketing                         5,237             1,463             9,813          2,657
       Depreciation and amortization                 7,213             2,648            13,123          5,001
                                                  --------          --------          --------       --------
       Total operating expense                      28,313             8,607            52,157         15,989
                                                  --------          --------          --------       --------

Operating loss                                     (12,409)           (4,678)          (23,528)        (9,386)

Other income (expense):
       Interest income (expense), net                1,058              (944)            2,374         (1,550)
                                                  --------          --------          --------       --------
Loss before extraordinary
       item and minority interest                  (11,351)           (5,622)          (21,154)       (10,936)
Minority interest in losses of subsidiary              506               ---               951            ---
Extraordinary item-early extinguishment of debt        ---              (614)             (238)          (614)
                                                  --------          --------          --------       --------
Net loss                                          $(10,845)         $ (6,236)         $(20,441)      $(11,550)
                                                  ========          ========          ========       ========

    See accompanying notes to condensed consolidated financial statements.

LOUISIANA UNWIRED, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)


                                                                                      For the six
                                                                                      months ended
                                                                           --------------------------------
                                                                               June 30,        June 30,
                                                                                 2000            1999
                                                                               --------        --------
          Cash flows from operating activities
          ------------------------------------
Net cash used in operating activities                                          $ (8,198)       $ (6,886)

          Cash flows from investing activities
          ------------------------------------
Sale of marketable securities                                                    85,000             ---
Purchase of marketable securities                                                (2,523)            ---
Payments for the purchase of equipment                                          (58,029)        (26,990)
Payments for microwave relocation                                                  (767)            ---
                                                                               --------        --------
Net cash provided by (used in) investing activities                              23,681         (26,990)


          Cash flows from financing activities
          ------------------------------------
Capital contributions from members                                                  115          15,100
Debt issuance costs                                                                 ---          (3,222)
Proceeds from long-term debt                                                        260          21,819
Principal payments of long-term debt                                            (13,929)            ---
                                                                               --------        --------
Net cash provided by (used in) financing activities                             (13,554)         33,697
                                                                               --------        --------
Net increase (decrease) in cash and cash equivalents                              1,929            (179)
Cash and cash equivalents at beginning of period                                  1,844           1,350
                                                                               --------        --------

Cash and cash equivalents at end of period                                     $  3,773        $  1,171
                                                                               ========        ========

    See accompanying notes to condensed consolidated financial statements.

LOUISIANA UNWIRED, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending
   December 31, 2000.

   The balance sheet at December 31, 1999 was derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the prospectus, that is part of Amendment No. 2 to the US Unwired Inc. ("US Unwired") registration statement on Form S-1, Registration No. 333-33964, first filed on April 4, 2000 with the Securities and Exchange Commission.

2. Description of Organization

   Louisiana Unwired, LLC ("the Company") was formed in 1998 and is principally engaged in providing access to and usage of its personal communications service ("PCS") networks. PCS is a new generation of wireless communications, offering customers advanced, secure two-way digital wireless service and applications. As of June 30, 2000, the Company has been primarily engaged in building out its PCS network and in providing PCS service in Louisiana, Texas, Florida, Mississippi, Arkansas and Alabama. As of June 30, 2000, US Unwired owned 93.86% of the Company and Cameron Communications Corporation ("Cameron") owned 6.14% of the Company.

   In April 1998, the Company's members contributed PCS licenses in four Louisiana Basic Trading Areas ("BTAs" or "markets") to the Company from an affiliated company with common ownership. Additionally, certain related assets and liabilities, including debt used to finance the purchase of these four licenses, were also contributed. These contributed assets and liabilities were recorded at their historical cost. The Company commenced operations in one of these markets in April 1998 and in the remaining three markets in September 1998. In December 1999, Command Connect, LLC ("Command Connect"), a Louisiana limited liability corporation, contributed an additional 18 licenses.

   Additionally during 1998, the Company entered into an agreement with Sprint PCS and became a Sprint PCS network partner. The agreement grants the Company the exclusive right to provide PCS service under the Sprint(R) and Sprint PCS(R) brand names in markets comprising 9.7 million residents. Under the agreement, the Company has agreed to construct and manage Sprint PCS's network in markets for which the Company does not have a license. In consideration of these services, Sprint PCS pays 92% of collected revenues, as defined in the agreement, to the Company. The agreement requires the Company to build out the PCS network in accordance with FCC requirements and deadlines. The Company and Sprint PCS will share equally the costs for any necessary future relocation of microwave sources that interfere with Sprint PCS's spectrum.

   Effective January 1, 2000, US Unwired entered into an agreement with Meretel Communications, a Limited Partnership ("Meretel") to receive an 80% interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches BTAs in exchange for a reduction in US Unwired's ownership interest in Meretel from 24.33% to 13.28%. US Unwired contributed these net assets to a partnership, Texas Unwired, a Louisiana general partnership ("Texas Unwired"), of which the Company is the managing partner. The contributed net assets were recorded at fair value. On January 1, 2000, US Unwired contributed its 80% ownership interest in Texas Unwired to the Company. The Company's financial statements for the three and six month periods ended June 30, 2000 include the financial position and results of operations of Texas Unwired on a consolidated basis.

   Effective May 1, 2000, subject to FCC approval, the Company transferred its PCS licenses for service areas not covered by the Sprint PCS management agreements to Cameron in consideration for a .2% reduction of Cameron's interest in the Company and Cameron's assumption of $295,000 of the Company's debt related to the licenses.

3. Marketable Securities

   The following is a summary of the Company's available-for-sale marketable securities as of June 30, 2000:

                                                                Gross              Gross
                                         Amortized         Unrealized         Unrealized       Estimated Fair
                                              Cost              Gains             Losses                Value
                                     ----------------------------------------------------------------------------
                                                                     (In thousands)
Commercial paper                           $29,558               $383                ---             $29,941
Fixed income mutual funds                    2,235                ---                ---               2,235
                                           -------               ----                ---             -------
                                           $31,793               $383                ---             $32,176
                                           =======               ====                ===             =======

4. Property and Equipment

   Major categories of property and equipment were:

                                                          June 30,        December 31,
                                                              2000               1999
                                                          --------           --------
                                                                (In thousands)
Facilities and equipment                                  $150,302           $ 86,438
Office equipment                                             3,422              1,785
Leasehold improvements                                         959                350
Construction in progress                                    25,985             12,537
                                                          --------           --------
                                                           180,668            101,110
Less accumulated depreciation and amortization              27,272             15,805
                                                          --------           --------
                                                          $153,396           $ 85,305
                                                          ========           ========

5. Long-term Obligations

   Long-term obligations consisted of the following:

                                                          June 30,        December 31,
                                                              2000               1999
                                                            ------             ------
                                                                 (In thousands)
FCC debt                                                    $1,144             $1,509
Capital leases                                               8,026                ---
                                                            ------             ------
Total long-term obligations                                  9,170              1,509
Less current maturities                                        500                140
                                                            ------             ------
Long-term obligations, excluding current maturities         $8,670             $1,369
                                                            ======             ======

   During the six month period ended June 30, 2000, the Company extinguished $13.9 million of debt related to Texas Unwired. As a result, the unamortized debt issuance costs related to this debt, totaling $238,000 was written off as an extraordinary item.

   In 1999, Meretel entered into agreements to towers for a 15-year period. As part of the agreement discussed in Note 2 above, Texas Unwired assumed Meretel's obligations under 31 leases in the Beaumont-Port Arthur and Lufkin-Nacogdoches markets. During the six month period ended June 30, 2000, the Company executed one additional tower capital lease, bringing the total capitalized leases to 32.

   Future minimum annual lease payments due under these capital leases consisted of the following at June 30, 2000 (in thousands):

      2001                                                    $   768
      2002                                                        768
      2003                                                        768
      2004                                                        768
      2005                                                        768
      Thereafter                                                7,427
                                                              -------
                                                               11,267
      Amounts representing interest                            (3,241)
                                                              -------
      Present value of minimum lease payments (including
          current portion of $381)                            $ 8,026
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

   On October 29, 1999, US Unwired issued $400 million in aggregate principal amount of its 13 3/8% Senior Subordinated Notes due November 1, 2009 (the "Notes"). The Company fully and unconditionally guarantees the Notes. The Notes are secured by a pledge of the Company's 80% interest in Texas Unwired and any notes payable by Texas Unwired to the Company. The Company's guarantee of the Notes rank equally in right of payment with its future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the Company.

   Effective October 1, 1999 US Unwired entered into a $130 million senior credit facility. At June 30, 2000, no amounts under this facility were outstanding. This facility is secured by, among other things, a first priority security interest in all tangible and intangible assets of the Company, including its PCS licenses to the extent legally permitted; a pledge by the Company of its ownership interest in Texas Unwired; and an assignment by the Company of its Sprint PCS agreements and any network contract, including software rights.

8. Other Comprehensive Loss

   The total other comprehensive loss was $10.5 million for the three months ended June 30, 2000, $6.2 million for the three months ended June 30, 1999, $20.1 million for the six months ended June 30, 2000 and $11.6 million for the six months ended June 30, 1999. The total other comprehensive loss includes net loss available to shareholders plus any unrealized gains from marketable equity securities that are classified as available-for-sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion is intended to facilitate an understanding and assessment of significant accounting changes and trends related to the financial condition and results of operations of LA Unwired, LLC ("the Company" or "we", "us" or "our"). This discussion should be read in conjunction with our financial statements included in this report and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the prospectus referred to in Note 1.

Statements herein include forward-looking statements about our current and future business, operations and other matters. They often include the words "believes," "expects," "plans," "anticipates," "intends," "projects" or similar words. These statements speak only as of the date made, are not guarantees of future performance, and involve known and unknown risks and other factors that could cause actual results to be materially different from any future results expressed or implied by them. Some of these factors, many of which are outside our control, include: our dependence on our affiliation with Sprint PCS, availability of infrastructure and subscriber equipment, availability at acceptable terms of sufficient funds to pay for our business plan, competition, changes in labor, equipment and capital costs, ability to obtain required regulatory approvals, market and technology changes, ability to comply with our credit agreements, changes in management, ability to attract and retain qualified employees, future acquisitions, and general economic and business conditions. One should not rely too heavily on any forward-looking statement. For a detailed discussion of these and other cautionary statements and factors, see US Unwired Inc.'s filings with the SEC, especially in the "risk factors" section of its Form S-1 and in subsequent filings with the SEC.

Overview

The Company was formed in January 1998. In February 1998, the Company became a Sprint PCS network partner, which gives the Company the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in a service area comprising approximately 9.7 million residents in the Gulf States region.

Our Sprint PCS service area covers 41 Basic Trading Areas ("BTAs" or "markets") in eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee. Our service area is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis. We are constructing a 100% digital, 100% wireless PCS network that we expect to substantially complete by March 2001.

We have launched our PCS service in nine new markets since March 31, 2000 and at June 30, 2000 offered PCS service in twenty markets in Louisiana, Texas, Alabama, Florida, Arkansas and Mississippi. Since March 31, 2000 we have increased our network coverage by over 1.2 million residents, and at June 30, 2000, our network covered approximately 3.4 million residents out of approximately 5.9 million total residents in those markets. We expect to cover a total of approximately 6.1 million residents by December 2000 and 6.4 million residents by March 2001, at which point we expect to have covered approximately 66% of the resident population in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area. At June 30, 2000, we had approximately 77,000 subscribers within the twenty markets, and we are continuing to build out markets in the Florida panhandle, Mississippi, Arkansas and Alabama. This phase of our build out represents 439 operational owned and co-located towers. We have completed radio frequency design, network design and cell site engineering in the remaining markets to be built out.

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

Results of Operations

Three and Six Month Periods Ended June 30, 2000 Compared to Three Month and Six Month Periods Ended June 30, 1999

You should keep in mind that our operating results for the three and six month periods ended June 30, 2000 include the consolidation of Texas Unwired but our operating results for the three and six month periods ended June 30, 1999 include the operations of Texas Unwired as a part of Meretel, which is included using the equity method.

Revenues

                                           Three months ended June 30,              Six months ended June 30,
                                                2000              1999               2000                1999
                                             -------            ------            -------              ------
                                                (In thousands)                           (In thousands)
Subscriber revenues                          $10,350            $2,213            $17,872              $3,759
Roaming revenues                               3,530               858              5,880               1,123
Merchandise sales                              1,915               851              4,674               1,714
Other revenue                                    109                 7                203                   7
                                             -------            ------            -------              ------
Total revenues                               $15,904            $3,929            $28,629              $6,603
                                             =======            ======            =======              ======

Subscriber revenues

Subscriber revenues were $10.4 million for the three month period ended June 30, 2000 as compared to $2.2 million for the three month period ended June 30, 1999, representing an increase of $8.2 million and was primarily the result of an increase in PCS subscribers to 77,000 at June 30, 2000 from 18,000 at June 30, 1999. We added 11,000 new PCS subscribers during the three month period ended June 30, 2000 as compared to 5,000 during the three month period ended June 30, 1999.

Subscriber revenues were $17.9 million for the six month period ended June 30, 2000 as compared to $3.8 million for the six month period ended June 30, 1999, representing an increase of $14.1 million and was primarily the result of an increase in our overall PCS subscribers to 77,000 at June 30, 2000 from 18,000 at June 30, 1999. We added 43,000 new PCS subscribers during the six month period ended June 30, 2000 as compared to 13,000 during the six month period ended June 30, 1999.

Roaming revenues

Roaming revenues were $3.5 million for the three month period ended June 30, 2000 as compared to $.9 million for the three month period ended June 30, 1999, representing an increase of $2.6 million and was primarily the result of a higher volume of Sprint(R) customers traveling through our markets and an expansion in our PCS network coverage. We added nine new PCS markets to our coverage area during the three month period ended June 30, 2000 and served 20 PCS markets at June 30, 2000 as compared to six PCS markets at June 30, 1999.

Roaming revenues were $5.9 million for the six month period ended June 30, 2000 as compared to $1.1 million for the six month period ended June 30, 1999, representing an increase of $4.8 million and was primarily the result of a higher volume of Sprint(R) customers traveling through our markets and an expansion in our PCS network coverage. We added 14 new PCS markets to our coverage area during the six month period ended June 30, 2000 and served 20 PCS markets at June 30, 2000 as compared to six PCS markets at June 30, 1999.

Merchandise sales

Merchandise sales were $1.9 million for the three month period ended June 30, 2000 as compared to $.9 million for the three month period ended June 30, 1999, representing an increase of $1.0 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 17,000 new PCS subscribers during the three month period ended June 30, 2000 as compared initial sales to 7,000 new PCS subscribers during the three month period ended June 30, 1999.

Merchandise sales were $4.7 million for the six month period ended June 30, 2000 as compared to $1.7 million for the six month period ended June 30, 1999, representing an increase of $3.0 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 39,000 new PCS subscribers during the six month period ended June 30, 2000 compared to initial sales to 15,000 new PCS subscribers during the six month period ended June 30, 1999.

Operating Expenses

Cost of service

Cost of service was $7.9 million for the three month period ended June 30, 2000 as compared to $2.2 million for the three month period ended June 30, 1999, representing an increase of $5.7 million and primarily related to increased circuit costs and cell site leases for the increased number of new PCS subscribers, coverage area and market expansion in Texas, Florida, Alabama, Arkansas and Mississippi as described above.

Cost of service was $13.2 million for the six month period ended June 30, 2000 as compared to $3.6 million for the six month period ended June 30, 1999, representing an increase of $9.6 million and primarily related to increased circuit costs and cell site leases for the increased number of new PCS subscribers, coverage area and market expansion in Texas, Florida, Alabama, Arkansas and Mississippi as described above.

Merchandise cost of sales

Merchandise cost of sales was $4.0 million for the three month period ended June 30, 2000 as compared to $1.5 million for the three month period ended June 30, 1999, representing an increase of $2.5 million and was primarily due to initial
sales to new PCS subscribers.   We recorded initial sales to 17,000 new
subscribers during the three month period ended June 30, 2000 as compared to initial sales to 7,000 new subscribers during the three month period ended June 30, 1999.

Merchandise cost of sales $9.3 million for the six month period ended June 30, 2000 as compared to $3.5 million for the six month period ended June 30, 1999, representing an increase of $5.8 million and was primarily due to the number of new subscribers added. We recorded initial sales to 39,000 new PCS subscribers during the six month period ended June 30, 2000 compared to initial sales to 15,000 new PCS subscribers during the six month period ended June 30, 1999.

General and administrative expenses

General and administrative expenses were $3.9 million for the three month period ended June 30, 2000 as compared to $.8 million for the three month period ended June 30, 1999, representing an increase of $3.1 million, and were primarily due to the hiring of additional employees, increased billing costs and franchise fees as the average number of PCS subscribers increased to 71,000 for the three month period ended June 30, 2000 from an average number of 16,000 PCS subscribers for the three month period ended June 30, 1999 and overall market expansion has increased to 20 PCS markets at June 30, 2000 from six PCS markets at June 30, 1999.

General and administrative expenses were $6.8 million for the six month period ended June 30, 2000 as compared to $1.3 million for the six month period ended June 30, 1999, representing an increase of $5.5 million, and were primarily due to the hiring of additional employees, increased billing costs and franchise taxes as the average number of PCS subscribers increased to 55,000 for the six month period ended June 30, 2000 from an average number of 12,000 PCS subscribers for the six month period ended June 30, 1999 and overall market expansion has increased to 20 PCS markets at June 30, 2000 from six PCS markets at June 30, 1999.

Selling and marketing expenses

Selling and marketing expenses were $5.2 million for the three month period ended June 30, 2000 as compared to $1.5 million for the three month period ended June 30, 1999, representing an increase of $3.7 million and primarily relates to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. Average PCS subscribers increased to 71,000 for the three month period ended June 30, 2000 from an average 16,000 PCS subscribers for the three month period ended June 30, 1999; network coverage increased to 20 PCS markets at June 30, 2000 from six PCS markets at June 30, 1999; nine additional PCS retail outlets were open at June 30, 2000 compared to June 30, 1999.

Selling and marketing expenses were $9.8 million for the six month period ended June 30, 2000 as compared to $2.7 million for the six month period ended June 30, 1999, representing an increase of $7.1 million and primarily relates to advertising, direct selling headcount and commissions paid to national third party retailers contracted to sell our product. Average subscribers increased to 55,000 for the six month period ended June 30, 2000 from 12,000 for the six month period ended June 30, 1999; network coverage increased to 20 PCS markets at June 30, 2000 from six PCS markets at June 30, 1999; nine additional PCS retail outlets were open at June 30, 2000 compared to June 30, 1999.

Depreciation and amortization expense

Depreciation and amortization expense was $7.2 million for the three month period ended June 30, 2000 as compared to $2.6 million for the three month period ended June 30, 1999, representing an increase of $4.6 million and $13.1 million for the six month period ended June 30, 2000 as compared to $5.0 million for the six month period ended June 30, 1999, representing an increase of $8.1 million and is primarily due capital spending to build out our PCS markets. Net property and equipment for our PCS markets increased to $153.4 million at June 30, 2000 from $70.1 million at June 30, 1999.

Operating Loss

The operating loss was $12.4 million for the three month period ended June 30, 2000 as compared to $4.7 million for the three month period ended June 30, 1999, representing an increase of $7.7 million and was primarily due to the increased operational costs associated with the building out of our PCS markets.

The operating loss was $23.5 million for the six month period ended June 30, 2000 as compared to $9.4 million for the six month period ended June 30, 1999, representing an increase of $14.1 million and was primarily due to the increased operational costs associated with the building out of our PCS markets.

Other Income/(Expense)

                                                    Three months ended June 30,      Six months ended June 30,
                                                       2000             1999           2000               1999
                                                     ------            -----         ------            -------
                                                         (In thousands)                    (In thousands)
Interest expense                                     $ (122)           $(964)        $ (402)           $(1,589)
Interest income                                       1,180               20          2,776                 39
                                                     ------            -----         ------            -------
Total other income/(expense)                         $1,058            $(944)        $2,374            $(1,550)
                                                     ======            =====         ======            =======

Interest expense was $122,000 for the three month period ended June 30, 2000 as compared to $964,000 for the three month period ended June 30, 1999, representing a decrease of $842,000. This decrease was the result of the early extinguishment of long-term debt in the fourth quarter of 1999.

Interest expense was $402,000 for the six month period ended June 30, 2000 compared to $1.6 million for the six month period ended June 30, 1999, representing a decrease of $1.2 million. This decrease was the result of the early extinguishment of long-term debt in the fourth quarter of 1999.

Interest income was $1.2 million for the three month period ended June 30, 2000 as compared to $20,000 for the three month period ended June 30, 1999 and the increase was the result of investing available funds in marketable securities until the funds are required to fund our market build out.

Interest income was $2.8 million for the six month period ended June 30, 2000 as compared to $39,000 for the six month period ended June 30, 1999 and the increase was the result of investing available funds in marketable securities until the funds are required to fund our market build out.

Minority Interest in Subsidiary

Minority interest in losses of affiliate was $.5 million for the three month period ended June 30, 2000 and $1.0 million for the six month period ended June 30, 2000 and is attributable to the consolidation of Texas Unwired and represents the portion of losses from Texas Unwired allocable to the minority partners.

Liquidity and Capital Resources

On October 1, 1999, US Unwired entered into a credit facility with Co Bank, ACB, The Bank of New York, BNY Capital Markets, Inc., First Union Securities, Inc., First Union National Bank and other lenders for $130 million. At June 30, 2000, US Unwired had full availability of $130 million under this new credit facility for the build out of our PCS network and anticipated operating losses. This facility is secured by, among other things, a first priority security interest in all tangible and intangible assets of the Company, including its PCS licenses to the extent legally permitted; a pledge by the Company of its ownership interest in Texas Unwired; and an assignment by the Company of its Sprint PCS agreements and any network contract, including software rights.

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

Cash used in operating activities was $8.2 million for the six month period ended June 30, 2000. Cash provided by investing activities was $23.7 million for the six month period ended June 30, 2000 and includes $85 million generated by the sale of marketable securities offset by $58.0 million used to purchase property and equipment, $.8 million paid for microwave relocation and $2.5 million used to purchase marketable securities. Cash used in financing activities was $13.6 million for the six month period ended June 30, 2000 and consists primarily of $13.9 million used in the payment of long-term debt.

In the past, we have funded our working capital requirements, acquisitions, capital expenditures and debt service through bank financing and cash flows from operations. We believe that the proceeds from our financings and internally generated cash flow will be enough to build out our network as planned, cover anticipated operating losses and meet our debt service requirements through December 2001.

Seasonality

Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the most use and revenue per subscriber in the summer because of an increase in revenues from fees charged to non-US Unwired, Sprint PCS customers who use our network while traveling in our service area. We believe that the increased traffic in our service area comes from people traveling during summer vacation. We expect these trends to continue based on historical operating results.

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

Quantitative and Qualitative Disclosure about Market Risk

We are not exposed to fluctuations in currency exchange rates, as all our services are invoiced in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of investments in respect of institutions with the highest credit ratings, all of which investments mature on or before November 28, 2000. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 1% increase or decline in current average investment rates would not have a material impact on our investment income.

PART II

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

            Financial Data Schedule

        b.  Reports on Form 8-K during the quarter ended June 30, 2000

            No reports on Form 8-K were filed during the quarter ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



August 11, 2000                              LOUISIANA UNWIRED, LLC

                                              By: /s/ Thomas G. Henning
                                                 _____________________________
                                                 Thomas G. Henning
                                                 Duly Authorized Officer


                                              By: /s/ Jerry E. Vaughn
                                                 _____________________________
                                                 Jerry E. Vaughn
                                                 Principal Financial Officer