Form 10-Q
period 2000-09-30
LOUISIANA UNWIRED LLC
filed 2000-11-13
CIK 1100316

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     _____________.


     Commission file number---333-92271-01

                            LOUISIANA UNWIRED, LLC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Louisiana                                     72-1407430
---------------------------------------------            ------------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       Incorporation or organization)                      Identification No.)

      One Lakeshore Drive, Suite 1900
              Lake Charles, LA                                    70629
---------------------------------------------            ------------------------
  (Address of principal executive offices)                      (Zip code)


                                (337) 436-9000
---------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


---------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No ____
                                       ___

Part I    -    Financial Information

                                                                                                            Page
                                                                                                            ----

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets.....................................................    3
               Condensed Consolidated Statements of Operations...........................................    4
               Condensed Consolidated Statements of Cash Flows...........................................    5
               Notes to Condensed Consolidated Financial Statements......................................    6


Item  2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................................    8


Part II   -    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................................................    14

SIGNATURES..............................................................................................    14

Part I          Financial Information
Item 1          Financial Statements

LOUISIANA UNWIRED, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                          September 30,     December 31,
                                                                          -------------     ------------
                                                                               2000             1999
                                                                               ----             ----
                                                                           (Unaudited)       (Note 1)
                                     Assets
                                     ------
Current assets:
      Cash and cash equivalents                                             $    3,352       $    1,844
      Subscriber receivables, net                                                2,858            1,256
      Other receivables                                                          1,505              810
      Inventory                                                                  1,905            2,189
      Prepaid expenses                                                           3,591              854
      Receivables from related parties                                             886              ---
      Due from affiliates                                                          ---              788
                                                                            ----------       ----------

      Total current assets                                                      14,097            7,741

Marketable securities                                                               25          114,854
Property and equipment, net                                                    182,806           85,305
Licenses, net                                                                   10,851           10,462
Other assets                                                                     9,304               46
                                                                            ----------       ----------

      Total assets                                                          $  217,083       $  218,408
                                                                            ==========       ==========
                         Liabilities and members' equity
                         -------------------------------
Current liabilities:
      Accounts payable                                                      $   16,885       $    9,012
      Accrued expenses                                                           6,894            1,568
      Payables to related parties                                                2,408              123
      Demand note payable to parent                                             11,750              ---
      Current maturities of long term obligations                                  519              140
                                                                            ----------       ----------

      Total current liabilities                                                 38,456           10,843

Long term obligations, net of current maturities                                 8,787            1,369
Deferred liability                                                                  44              ---
Minority interest                                                                   13              ---

Members' equity:
      Members capital                                                          252,756          251,561
      Accumulated other comprehensive income                                       ---              709
      Accumulated deficit                                                      (82,973)         (46,074)
                                                                            ----------       ----------
      Total members' equity                                                    169,783          206,196
                                                                            ----------       ----------

      Total liabilities and members' equity                                 $  217,083       $  218,408
                                                                            ==========       ==========

    See accompanying notes to condensed consolidated financial statements.

LOUISIANA UNWIRED, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(Unaudited)

                                                For the three months ended          For the nine months ended
                                               September 30,    September 30,     September 30,    September 30,
                                                        2000             1999          2000              1999
                                                        ----             ----          ----              ----
Revenues:
       Subscriber                                      $ 12,014      $  2,761          $ 29,886        $  6,520
       Roaming                                            5,815         1,256            11,695           2,379
       Merchandise sales                                  2,256           979             6,930           2,693
       Other revenue                                        134            (7)              337              --
                                                       --------      --------          --------        --------
       Total revenue                                     20,219         4,989            48,848          11,592

Expense:
       Cost of service                                   11,151         2,670            24,358           6,223
       Merchandise cost of sales                          4,382         2,117            13,645           5,580
       General and administrative                         5,105           990            11,856           2,305
       Selling and marketing                              7,650         1,884            17,463           4,541
       Depreciation and amortization                      9,356         4,128            22,479           9,129
                                                       --------      --------          --------        --------
       Total operating expense                           37,644        11,789            89,801          27,778
                                                       --------      --------          --------        --------

Operating loss                                          (17,425)       (6,800)          (40,953)        (16,186)

Other income (expense):
       Interest income (expense), net                       442        (1,838)            2,816          (3,387)
                                                       --------      --------          --------        --------
Loss before extraordinary
       item and minority interest                       (16,983)       (8,638)          (38,137)        (19,573)
Minority interest in losses of subsidiary                   524           ---             1,475             ---
Extraordinary item-early extinguishment                    ----           ---              (238)           (614)
                                                       --------      --------          --------        --------
of debt
Net loss                                               $(16,459)      $(8,638)         $(36,900)       $(20,187)
                                                       ========       =======          ========        ========

    See accompanying notes to condensed consolidated financial statements.

LOUISIANA UNWIRED, LLC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                          For the nine months ended
                                                                      ----------------------------------
                                                                        September 30,     September 30,
                                                                                2000            1999
                                                                                ----            ----
                Cash flows from operating activities
                ------------------------------------

Net cash used in operating activities                                      $ (12,452)        $ (10,728)

                Cash flows from investing activities
                ------------------------------------

Sale of marketable securities                                                117,270               ---
Purchase of marketable securities                                             (3,150)              ---
Payments for the purchase of equipment                                       (96,755)          (32,980)
Payments for microwave relocation                                             (2,628)           (1,564)
Proceeds from sale of assets                                                     326               ---
                                                                           ---------         ---------

Net cash provided by (used in) investing activities                           15,063           (34,544)


                Cash flows from financing activities
                ------------------------------------

Capital contributions from members                                               940            19,100
Debt issuance costs                                                              ---            (3,245)
Proceeds from short-term debt                                                    ---            28,760
Proceeds from note payable to parent                                          11,750               ---
Proceeds from long term borrowing                                                260               ---
Principal payments of long-term debt                                         (14,053)              ---
                                                                           ---------         ---------
Net cash provided by (used in) financing activities                           (1,103)           44,615
                                                                           ---------         ---------

Net increase (decrease) in cash and cash equivalents                           1,508              (657)
Cash and cash equivalents at beginning of period                               1,844             1,350
                                                                           ---------         ---------

Cash and cash equivalents at end of period                                 $   3,352         $     693
                                                                           =========         =========

    See accompanying notes to condensed consolidated financial statements.

LOUISIANA UNWIRED,LLC
NOTES TO CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

     1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     2.   Description of Organization

     Louisiana Unwired, LLC ("the Company") was formed in 1998 and is principally engaged in providing access to and usage of its personal communications service ("PCS") networks. PCS is a new generation of wireless communications, offering customers advanced, secure two-way digital wireless service and applications. As of September 30, 2000, the Company has been primarily engaged in building out its PCS network and in providing PCS service in Louisiana, Texas, Florida, Mississippi, Arkansas, Tennessee and Alabama. As of September 30, 2000, US Unwired owned 93.86% of the Company and Cameron Communications Corporation ("Cameron") owned 6.14% of the Company.

     In April 1998, the Company's members contributed PCS licenses in four Louisiana Basic Trading Areas ("BTAs" or "markets") to the Company from an affiliated company with common ownership. Additionally, certain related assets and liabilities, including debt used to finance the purchase of these four licenses, were also contributed. These contributed assets and liabilities were recorded at their historical cost. The Company commenced operations in one of these markets in April 1998 and in the remaining three markets in September 1998. In December 1999, Command Connect, LLC ("Command Connect"), an affiliate of US Unwired and Cameron, contributed an additional 18 licenses.

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

     Effective January 1, 2000, US Unwired entered into an agreement with Gulf Coast Wireless ("Gulf Coast Wireless"), formerly known as Meretel Communications Limited Partnership, to receive an 80% ownership interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches BTAs in exchange for a reduction in US Unwired's ownership interest in Gulf Coast Wireless from 24.33% to 13.28%. US Unwired contributed these net assets to a partnership, Texas Unwired, a Louisiana general partnership ("Texas Unwired"), of which the Company is the managing partner. The contributed net assets were recorded at fair value. On January 1, 2000, US Unwired contributed its 80% ownership interest in Texas Unwired to the Company. The Company's financial statements for the three and nine month periods ended September 30, 2000 include the financial position and results of operations of Texas Unwired on a consolidated basis.

     Effective May 1, 2000, subject to FCC approval, the Company transferred its PCS licenses for service areas not covered by the Sprint PCS management agreements to Cameron in consideration for a .2% reduction of Cameron's interest in the Company and Cameron's assumption of $295,000 of the Company's debt related to the licenses.

  4. Property and Equipment

     Major categories of property and equipment were:

                                                                     September 30,       December 31,
                                                                              2000               1999
                                                                              ----               ----
                                                                                  (In thousands)
      Facilities and equipment                                            $188,762            $86,438
      Office equipment                                                       3,875              1,785
      Leasehold improvements                                                 1,121                350
      Construction in progress                                              24,822             12,537
                                                                          --------            -------
                                                                           218,580            101,110
      Less accumulated depreciation and amortization                        35,774             15,805
                                                                          --------            -------

                                                                          $182,806            $85,305
                                                                          ========            =======

  5. Long-term Obligations

     Long-term obligations consisted of the following:

                                                                        September 30,    December 31,
                                                                                 2000            1999
                                                                                 ----            ----
                                                                                    (In thousands)
      FCC debt                                                                 $1,115          $1,509
      Capital leases                                                            8,191             ---
                                                                               ------          ------
      Total long-term obligations                                               9,306           1,509
      Less current maturities                                                     519             140
                                                                               ------          ------
      Long-term obligations, excluding current maturities                      $8,787          $1,369
                                                                               ======          ======

     During the nine month period ended September 30, 2000, the Company extinguished $13.9 million of debt related to Texas Unwired. As a result, the unamortized debt issuance costs related to this debt, totaling $238,000 was written off as an extraordinary item.

     In September 2000, the Company borrowed $11.8 million from US Unwired through the execution of a series of demand notes. The Notes accrue interest at a variable rate of the Federal discount rate plus 3.5%.

     In 1999, Gulf Coast Wireless entered into agreements to lease towers for a 15-year period. As part of the agreement discussed in Note 2 above, Texas Unwired assumed Gulf Coast Wireless's obligations under 31 leases in the Beaumont-Port Arthur and Lufkin-Nacogdoches markets. During the nine month period ended September 30, 2000, the Company executed two additional tower capital leases, bringing the total capitalized leases to 33.

     Future minimum annual lease payments due under these capital leases consisted of the following at September 30, 2000 (in thousands):

                2001                                                         $  792
                2002                                                            792
                2003                                                            792
                2004                                                            792
                2005                                                            792
                Thereafter                                                    7,163
                                                                             ------
                                                                             11,123
                Amounts representing interest                                (2,932)
                                                                             ------
                Present value of minimum lease payments (including
                     current portion of $397)                                $8,191
                                                                             ======

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

     Effective October 1, 1999 US Unwired entered into a $130 million senior credit facility. At September 30, 2000, no amounts under this facility were outstanding. This facility is secured by, among other things, a first priority security interest in all tangible and intangible assets of the Company, including its PCS licenses to the extent legally permitted; a pledge by the Company of its ownership interest in Texas Unwired; and an assignment by the Company of its Sprint PCS agreements and any network contract, including software rights.

8.   Other Comprehensive Loss

     The total other comprehensive loss was $16.5 million for the three months ended September 30, 2000, $8.6 million for the three months ended September 30, 1999, $36.9 million for the nine months ended September 30, 2000 and $20.2 million for the nine months ended September 30, 1999. The total other comprehensive loss includes net loss plus any unrealized gains from marketable equity securities that are classified as available-for-sale.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

  The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of Louisiana Unwired, LLC ("the Company" or "we", "us" or "our"). This discussion should be read in conjunction with our financial statements included in this report and with the financial statements and Management's Discussion and

Analysis of Financial Condition and Results of Operations that are included in the prospectus referred to in Note 1.

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

Overview

The Company was formed in January 1998. In February 1998, the Company became a Sprint PCS network partner, which gives the Company the exclusive right to provide digital personal communication services ("PCS") services under the Sprint(R) and Sprint PCS(R) brand names in a service area comprising approximately 9.7 million residents in the Gulf States region.

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

We have launched our PCS service in eight new markets since June 30, 2000 and at September 30, 2000 offered PCS service in 28 markets in Louisiana, Texas, Alabama, Florida, Arkansas, Mississippi and Tennessee. Since June 30, 2000 we have increased our network coverage by over 2.1 million residents, and at September 30, 2000, our network covered approximately 5.1 million residents out of approximately 8.0 million total residents in those markets. We expect to cover a total of approximately 6.1 million residents by December 2000 and 6.4 million residents by March 2001, at which point we expect to have covered approximately 66% of the resident population in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area. At September 30, 2000, we had approximately 91,100 subscribers within the 28 markets. This phase of our build out represents 584 operational owned and co-located towers. We are continuing to build out new markets in the Florida panhandle, Mississippi, Arkansas and Alabama and have completed radio frequency design, network design and cell site engineering in the remaining markets to be built out.

Effective January 1, 2000, US Unwired Inc. ("US Unwired") received an 80% ownership interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches markets in exchange for a reduction in its ownership interest in the Gulf Coast Wireless Limited Partnership ("Gulf Coast Wireless"), formerly known as Meretel Communications Limited Partnership, from 24.33% to 13.28%. US Unwired contributed the net assets of those markets to Texas Unwired, a Louisiana general partnership ("Texas Unwired") of which the Company is the managing partner. US Unwired then contributed its 80% ownership interest in Texas Unwired to the Company.

In October 2000, we amended our management agreements with Sprint PCS whereby Sprint PCS will begin providing substantially all of our billing and customer care services. As a part of the amendment, Sprint PCS has also agreed to not change the existing reciprocal Sprint roaming rates with us for PCS customers through December 31, 2002.

Results of Operations

Three and Nine Month Periods Ended September 30, 2000 Compared to Three Month and Nine Month Periods Ended September 30, 1999

You should keep in mind that our operating results for the three and nine month periods ended September 30, 2000 include the consolidation of Texas Unwired.

Revenues

                                    Three months ended September 30,    Nine months ended September 30,
                                                 2000           1999             2000              1999
                                                 ----           ----             ----              ----
                                                (In thousands                    (In thousands)
Subscriber revenues                           $12,014         $2,761          $29,886           $ 6,520
Roaming revenues                                5,815          1,256           11,695             2,379
Merchandise sales                               2,256            979            6,930             2,693
Other revenue                                     134             (7)             337                --
                                              -------         ------           -------          -------
     Total revenues                           $20,219         $4,989           $48,848          $11,592
                                              =======         ======           =======          =======

Subscriber revenues

Subscriber revenues were $12.0 million for the three month period ended September 30, 2000 as compared to $2.8 million for the three month period ended September 30, 1999, representing an increase of $9.2 million and was primarily the result of an increase in PCS subscribers to 91,100 at September 30, 2000 from 23,400 at September 30, 1999. We added 14,600 new PCS subscribers during the three month period ended September 30, 2000 as compared to 5,000 during the three month period ended September 30, 1999.

Subscriber revenues were $29.9 million for the nine month period ended September 30, 2000 as compared to $6.5 million for the nine month period ended September 30, 1999, representing an increase of $23.4 million and was primarily the result of an increase in our overall PCS subscribers to 91,100 at September 30, 2000 from 23,400 at September 30, 1999. We added 57,400 new PCS subscribers during the nine month period ended September 30, 2000 as compared to 17,700 during the nine month period ended September 30, 1999.

Roaming revenues

Roaming revenues were $5.8 million for the three month period ended September 30, 2000 as compared to $1.3 million for the three month period ended September 30, 1999, representing an increase of $4.5 million and was primarily the result of a higher volume of Sprint PCS(R) customers traveling through our markets and an expansion in our PCS network coverage. We added eight new PCS markets to our coverage area during the three month period ended September 30, 2000 and served 28 PCS markets at September 30, 2000 as compared to eight PCS markets at September 30, 1999.

Roaming revenues were $11.7 million for the nine month period ended September 30, 2000 as compared to $2.4 million for the nine month period ended September 30, 1999, representing an increase of $9.3 million and was primarily the result of a higher volume of Sprint PCS(R) customers traveling through our markets and an expansion in our PCS network coverage. We added 20 new PCS markets to our coverage area since September 30, 1999 and served 28 PCS markets at September 30, 2000 as compared to eight PCS markets at September 30, 1999.

Merchandise sales

Merchandise sales were $2.3 million for the three month period ended September 30, 2000 as compared to $1.0 million for the three month period ended September 30, 1999, representing an increase of $1.3 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 23,900 new PCS subscribers during the three month period ended September 30, 2000 as compared initial sales to 7,500 new PCS subscribers during the three month period ended September 30, 1999.

Merchandise sales were $6.9 million for the nine month period ended September 30, 2000 as compared to $2.7 million for the nine month period ended September 30, 1999, representing an increase of $4.2 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 63,200 new PCS subscribers during the nine month period ended September 30, 2000 compared to initial sales to 22,200 new PCS subscribers during the nine month period ended September 30, 1999.

Operating Expenses

Cost of service

Cost of service was $11.2 million for the three month period ended September 30, 2000 as compared to $2.7 million for the three month period ended September 30, 1999, representing an increase of $8.5 million and primarily related to increased circuit costs and cell site leases for the increase in coverage area and market expansion in Texas, Florida, Alabama, Arkansas, Mississippi and Tennessee as described above.

Cost of service was $24.4 million for the nine month period ended September 30, 2000 as compared to $6.2 million for the nine month period ended September 30, 1999, representing an increase of $18.2 million and primarily related to increased circuit costs and cell site leases for the increase in coverage area and market expansion in Texas, Florida, Alabama, Arkansas, Mississippi and Tennessee as described above.

Merchandise cost of sales

Merchandise cost of sales was $4.4 million for the three month period ended September 30, 2000 as compared to $2.1 million for the three month period ended September 30, 1999, representing an increase of $2.3 million and was primarily due to an increase in initial sales to new PCS subscribers. We recorded initial sales to 23,900 new PCS subscribers during the three month period ended September 30, 2000 as compared to initial sales to 7,500 new PCS subscribers during the three month period ended September 30, 1999.

Merchandise cost of sales $13.6 million for the nine month period ended September 30, 2000 as compared to $5.6 million for the nine month period ended September 30, 1999, representing an increase of $8.0 million and was primarily due to an increase in initial sales to new PCS subscribers. We recorded initial sales to 63,200 new PCS subscribers during the nine month period ended September 30, 2000 compared to initial sales to 22,200 new PCS subscribers during the nine month period ended September 30, 1999.

General and administrative expenses

General and administrative expenses were $5.1 million for the three month period ended September 30, 2000 as compared to $1.0 million for the three month period ended September 30, 1999, representing an increase of $4.1 million, and were primarily due to the hiring of additional employees and increased billing costs as the average number of PCS subscribers increased to 91,100 at September 30, 2000 from 23,400 at September 30, 1999 and overall market expansion has increased to 28 PCS markets at September 30, 2000 from eight PCS markets at September 30, 1999.

General and administrative expenses were $11.9 million for the nine month period ended September 30, 2000 as compared to $2.3 million for the nine month period ended September 30, 1999, representing an increase of $9.6 million, and were primarily due to the hiring of additional employees and increased billing costs as the average number of PCS subscribers increased to 91,100 at September 30, 2000 from 23,400 at September 30, 1999 and overall market expansion has increased to 28 PCS markets at September 30, 2000 from eight PCS markets at September 30, 1999.

Selling and marketing expenses

Selling and marketing expenses were $7.7 million for the three month period ended September 30, 2000 as compared to $1.9 million for the three month period ended September 30, 1999, representing an increase of $5.8 million and primarily relates to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. PCS subscribers increased to 91,100 at September 30, 2000 from 23,400 at September 30, 1999; network coverage increased to 28 PCS markets at September 30, 2000 from eight PCS markets at September 30, 1999; nine additional PCS retail outlets were open as of September 30, 2000 compared to September 30, 1999.

Selling and marketing expenses were $17.5 million for the nine month period ended September 30, 2000 as compared to $4.5 million for the nine month period ended September 30, 1999, representing an increase of $13.0 million and primarily relates to advertising, direct selling headcount and commissions paid to national third party retailers contracted to sell our product. PCS subscribers increased to 91,100 at September 30, 2000 from 23,400 at September 30, 1999; network coverage increased to 28 PCS markets at September 30, 2000 from eight PCS markets at September 30, 1999; nine additional PCS retail outlets were open at September 30, 2000 compared to September 30, 1999.

Depreciation and amortization expense

Depreciation and amortization expense was $9.4 million for the three month period ended September 30, 2000 as compared to $4.1 million for the three month period ended September 30, 1999, representing an increase of $5.3 million and $22.5 million for the nine month period ended September 30, 2000 as compared to $9.1 million for the nine month period ended September 30, 1999, representing an increase of $13.4 million and is primarily due capital spending to build out our PCS markets. Net property and equipment for our PCS markets increased to $182.8 million at September 30, 2000 from $73.3 million at September 30, 1999.

Operating Loss

The operating loss was $17.4 million for the three month period ended September 30, 2000 as compared to $6.8 million for the three month period ended September 30, 1999, representing an increase of $10.6 million and was primarily due to the increased operational costs associated with the building out of our PCS markets.

The operating loss was $41.0 million for the nine month period ended September 30, 2000 as compared to $16.2 million for the nine month period ended September 30, 1999, representing an increase of $24.8 million and was primarily due to the increased operational costs associated with the building out of our PCS markets.

Other Income/(Expense)

                                      Three months ended September 30,  Nine months ended September 30,
                                                   2000           1999            2000           1999
                                                   ----           ----            ----           ----
                                                     (In thousands)                   (In thousands)
                                                                                      --------------
    Interest expense                              $(174)       $(1,853)         $ (576)      $ (3,442)
    Interest income                                 616             15           3,392             55
                                                  -----        -------          ------       --------
       Total other income/(expense)               $ 442        $(1,838)         $2,816       $ (3,387)
                                                  =====        =======          ======       ========

Interest expense was $174,000 for the three month period ended September 30, 2000 as compared to $1.9 million for the three month period ended September 30, 1999, representing a decrease of $1.7 million. This decrease was the result of the early extinguishment of long-term debt in the fourth quarter of 1999.

Interest expense was $576,000 for the nine month period ended September 30, 2000 compared to $3.4 million for the nine month period ended September 30, 1999, representing a decrease of $2.8 million. This decrease was the result of the early extinguishment of long-term debt in the fourth quarter of 1999.

Interest income was $616,000 for the three month period ended September 30, 2000 as compared to $15,000 for the three month period ended September 30, 1999, representing an increase of $601,000 and the was the result of investing available funds in marketable securities until the funds were required to fund our market build out.

Interest income was $3.4 million for the nine month period ended September 30, 2000 as compared to $54,000 for the nine month period ended September 30, 1999 and the increase was the result of investing available funds in marketable securities until the funds were required to fund our market build out.

Minority Interest in Subsidiary

Minority interest in losses of affiliate was $.5 million for the three month period ended September 30, 2000 and $1.5 million for the nine month period ended September 30, 2000 and is attributable to the consolidation of Texas Unwired and represents the portion of losses from Texas Unwired allocable to the minority partners.

Liquidity and Capital Resources

On October 1, 1999, US Unwired entered into a credit facility with Co Bank, ACB, The Bank of New York, BNY Capital Markets, Inc., First Union Securities, Inc., First Union National Bank and other lenders for $130 million. At September 30, 2000, US Unwired had full availability of $130 million under this new credit facility for the build out of our PCS network and anticipated operating losses. This facility is secured by, among other things, a first priority security interest in all tangible and intangible assets of the Company, including its PCS licenses to the extent legally permitted; a pledge by the Company of its ownership interest in Texas Unwired; and an assignment by the Company of its Sprint PCS agreements and any network contract, including software rights.

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

In September 2000, the Company borrowed $11.8 million from US Unwired through the execution of a series of demand notes. The Notes accrue interest at a variable rate of the Federal discount rate plus 3.5%.

Cash used in operating activities was $12.5 million for the nine month period ended September 30, 2000. Cash provided by investing activities was $15.1 million for the nine month period ended September 30, 2000 and includes $117.3 million generated by the sale of marketable securities offset by $96.8 million used to purchase property and equipment, $2.6 million paid for microwave relocation and $3.2 million used to purchase marketable securities. Cash used in financing activities was $1.1 million for the nine month period ended September 30, 2000 and consists primarily of $14.1 million used in the payment of long-term debt offset by $11.8 million in proceeds from short term debt.

In the past, we have funded our working capital requirements, acquisitions, capital expenditures and debt service through bank financing and cash flows from operations. We believe that the proceeds from our financings and internally generated cash flow and other financing available from US Unwired will be enough to build out our network as planned, cover anticipated operating losses and meet our debt service requirements.

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

Quantitative and Qualitative Disclosure about Market Risk

We are not exposed to fluctuations in currency exchange rates, as all our services are invoiced in U.S. dollars. As of September 30, 2000, our short term investments consisted of funds invested in money market accounts. We believe that the impact of a 1% increase or decline in current average investment rates would not have a material impact on our investment income.

PART II

Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits

               Financial Data Schedule

         b.    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

November 9, 2000                                     LOUISIANA UNWIRED, LLC

                                             By: /s/ Thomas G. Henning
                                                 -----------------------------
                                                  Thomas G. Henning
                                                  Duly Authorized Officer


                                             By: /s/ Jerry E. Vaughn
                                                 -----------------------------
                                                  Jerry E. Vaughn
                                                  Principal Financial Officer