Form 10-K
period 2000-12-31
LOUISIANA UNWIRED LLC
filed 2001-03-26
CIK 1100316

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
               SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For The Fiscal Year Ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                         Commission File Number: 022003

                             Louisiana Unwired, LLC
                    ---------------------------------------
                          (Exact name of registrant as
                           specified in its charter)



                Louisiana                                          72-1407430
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification Number)
organization)

    One Lakeshore Drive, Suite 1900                                   70629
            Lake Charles  LA
         ----------------------                                     ---------
   (Address of principal executive                                  (Zip Code)
    offices)


     Registrant's telephone number, including area code    (318) 436 - 9000
                         -----------------------------

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable

                              Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
              requirements for the past 90 days. Yes  X    No
                                                     ---      ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                                 Form 10-K. [ ]

PART I

ITEM 1.     Business
ITEM 2.     Properties
ITEM 3.     Legal proceedings
ITEM 4.     Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.     Market For Registrant's Common Equity And Related Stockholder
              Matters
ITEM 6.     Selected Financial Data
ITEM 7.     Management's Discussion And Analysis Of Financial Condition And
              Results Of Operations
ITEM 7A.    Quantitative And Qualitative Disclosures About Market Risk
ITEM 8.     Financial Statements
ITEM 9.     Changes In And Disagreements With Accountants On Accounting And
              Financial Disclosure

PART III

ITEM 10.    Directors And Executive Officers Of The Registrant
ITEM 11.    Executive Compensation
ITEM 12.    Security Ownership Of Certain Beneficial Owners And Management
ITEM 13.    Certain Relationships And Related Transactions

PART IV

ITEM 14.    Exhibits, Financial Statements, Schedules, And Reports On Form 8-K

ITEM 1
PART I

     This annual report on Form 10-K includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project," or "continue" or the negative thereof or other variations thereon or comparable technology. All statements other than historical fact included in this annual report on Form 10-K, including without limitation, the statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements.

     These statements speak only as of the date made, are not guarantees of future performance, and involve known and unknown risks and other factors that could cause actual results to be materially different from any future results expressed or implied by them. Some of these factors, many of which are outside our control, include: our dependence on our affiliation with Sprint PCS, availability of infrastructure and subscriber equipment, availability at acceptable terms of sufficient funds to pay for our business plan, competition, changes in labor, equipment and capital costs, ability to obtain required regulatory approvals, market and technology changes, ability to comply with our credit agreements, changes in management, ability to attract and retain qualified employees, future acquisitions, and general economic and business conditions. One should not rely too heavily on any forward-looking statement. All written and oral forward-looking statements are expressly qualified in their entirety by the cautionary statements.

ITEM 1.   Business

     We currently provide wireless personal communications services, commonly referred to as PCS primarily in Louisiana, Texas, Florida, Arkansas, Mississippi and Alabama. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint (R) and Sprint PCS(R) brand names in a service area comprising approximately 9.8 million residents in eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee. Our service area is among the largest in population and subscribers of the Sprint PCS network partners.

     We currently provide Sprint PCS service in 36 Business Trading Areas ("BTAs" or "markets") within the states listed above. A market is a geographical area in which we operate and, in total, our service area consists of 41 markets. We have listed all of our PCS markets in a table below. Our network currently covers approximately 6.0 million residents of approximately 9.3 million total residents in the 36 markets in which we operate. We expect to cover a total of
6.5 million residents by mid-2001, at which point we expect to have covered approximately 66% of the 9.8 million resident population in our service area. The people in our service area do not represent the number of Sprint PCS subscribers that we expect to have in our service area.

     At December 31, 2000, we were providing PCS service to approximately 126,000 subscribers in our service area.

     Our service area covers 41 markets in eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee. Our service area is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis. We are constructing a 100% digital, 100% wireless PCS network that we expect to substantially complete by mid-2001.

Our Background

     We operate one subsidiary, Texas Unwired, a Louisiana general partnership ("Texas Unwired"). We, along with our subsidiary, provide PCS telecommunication services. At December 31, 2000, we owned 80% of Texas Unwired.

     Under our agreements with Sprint PCS, we market Sprint PCS products and services in our service area using licenses that Sprint PCS acquired from the FCC in 1994 and 1996. We will be the only provider of Sprint PCS products and services in our service area. Some key points about these agreements are:

     . each agreement lasts 50 years with an initial period of 20 years and three successive 10-year renewal periods.

     . each agreement requires revenue sharing of 8% to Sprint PCS and 92% to us, except that we retain 100% of revenues from non-LA Unwired Sprint PCS customers traveling in our service area, extraordinary income and equipment sales.

     . if we terminate or breach the agreements, we may be required to sell our PCS business and network to Sprint PCS or to purchase the Sprint PCS licenses from Sprint PCS.

     . if Sprint PCS terminates or breaches the agreements, we may be able to sell our PCS business and network to Sprint PCS or to purchase the Sprint PCS licenses from Sprint PCS.

     In October 2000, we amended our agreements to provide that Sprint PCS will begin providing substantially all of our PCS billing and customer care services. We anticipate that Sprint PCS will begin these services in August 2001. Until such time, we will continue to staff customer care internally and provide billing services through an affiliate company.

     We believe that our service area is important to Sprint PCS's plan to expand its PCS network. To date, Sprint PCS has made considerable investments in the licenses covering our service area.

Our Service Area

     Our Sprint PCS service area covers 41 markets spanning over 164,500 square miles with a population of approximately 9.8 million. Our service area is one of the largest in the United States by measure of population for all of the territories assigned to Sprint PCS network partners. Even though our service area comprises approximately 9.8 million residents, the number of residents in our service area does not represent the number of PCS subscribers that we expect to have in our service area. At December 31, 2000, we were providing PCS services to approximately 126,000 subscribers in our service area.

     Our service area is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis. Our network build out links these existing Sprint PCS markets. We will be the only provider of Sprint PCS products and services in the markets connecting these major cities.

     The following table provides some key information about our PCS markets (population in thousands) including launch dates if not operational. Our network currently covers approximately 6.0 million residents of approximately 9.3 million total residents in the 36 markets in which we operate. We expect to cover a total of 6.5 million residents by mid-2001, at which point we expect to have covered approximately 66% of the 9.8 million resident population in our service area.

                                                   Basic                                 Expected
                                                  Trading              Market             On Line
Market (1)                                        Area #             Population            Date
------------------------------------------   -----------------   ------------------   ---------------
Anniston, AL                                           17                167.3             Online
Chilton Area Counties, AL (2) (3)                      44                246.4             Online
Decatur, AL                                           108                145.6              2001
Florence, AL                                          146                185.8             Online
Gadsden, AL                                           158                188.3             Online
Huntsville, AL                                        198                512.9             Online
Mobile, AL                                            302                668.1             Online
Montgomery, AL                                        305                477.6             Online
Selma, AL                                             415                 72.1             Online
Tuscaloosa, AL                                        450                254.5             Online
El Dorado, AR                                         125                102.2              2001
Hot Springs, AR                                       193                135.7             Online
Nevada Area Counties, AR (2) (4)                      257                 57.3             Online
Pine Bluff, AR                                        348                147.4              2001

Fort Walton Beach, FL                                 154                225.6             Online
Jackson Area County, FL (2)                           439                 50.9             Online
Panama City, FL                                       340                210.6             Online
Pensacola, FL                                         343                429.1             Online
Alexandria, LA                                          9                273.7             Online
Houma, LA                                             195                277.1             Online
Lake Charles, LA                                      238                282.6             Online
Monroe, LA                                            304                330.4             Online
Shreveport, LA                                        419                586.8             Online
Columbus, MS                                           94                171.5             Online
Greenville, MS                                        175                205.8             Online
Grenada Counties, MS (2) (5)                          290                 62.4             Online
Hattiesburg, MS                                       186                186.6             Online
Jackson, MS                                           210                667.5             Online
Laurel, MS                                            246                 82.3             Online
McComb, MS                                            269                111.7             Online
Meridian, MS                                          292                206.7             Online
Natchez, MS                                           315                 72.1              2001
Tupelo, MS                                            449                318.5             Online
Vicksburg, MS                                         455                 62.4             Online
Marshall Area Counties, TN (2) (6)                    314                 56.9             Online
Longview, TX                                          260                320.8             Online
Paris, TX                                             341                 93.0              2001
Texarkana, TX                                         443                262.0             Online
Tyler, TX                                             452                310.0             Online
Beaumont, TX                                           34                464.4             Online
Lufkin, TX                                            265                165.2             Online
                                                                       -------
    Total                                                              9,847.8
                                                                       =======

-------------------------------
  (1) Source: Paul Kagan Associates, Inc., 2000 PCS Atlas and Databook ("Kagan Atlas"). Market population has been calculated as the market population from the Kagan Atlas times our ownership interest in the market. Our subsidiary is calculated at 80% ownership.
  (2)   County based information.(1999)
  (3)   Includes Nevada, Clark, Dallas, and Grant Counties.
  (4)   Includes Chilton, Cullman, Talladega, Coosa and Tallapoosa Counties.
  (5)   Includes Grenada, Yalobusha, Tallahatchie and Montgomery Counties.
  (6)   Includes Marshall and Giles Counties.

PCS Services and Features

     We offer Sprint PCS products and services in our service area. Our products and services are designed to mirror those of Sprint PCS and to be a part of the
Sprint PCS nationwide network.    Sprint PCS customers in our service area may
use Sprint PCS services throughout our contiguous markets and seamlessly throughout the Sprint network.

     We support the Sprint PCS Wireless Web throughout our service area.

     We offer Code Division Multiple Access ("CDMA") handsets that weigh five to seven ounces and can offer up to five days of standby time and up to five hours of talk time. We also offer dual-mode handsets that allow customers to make and receive calls on both PCS and cellular frequency bands. All handsets are equipped with preprogrammed features and are sold under the Sprint PCS brand name.

     We provide roaming services to both Sprint PCS subscribers that are traveling through our service area as well as non-Sprint subscribers traveling through our service area. Sprint PCS and other affiliates provide a similar service to our subscribers traveling outside of our market area.

PCS Marketing Strategy

     Our marketing and sales strategy uses the advertising and marketing programs that have been developed by Sprint PCS. We enhance this with strategies that we have tailored specifically for our markets.

     We benefit from the recognizable Sprint PCS brand names and logos and from Sprint PCS's technological developments.

     Advertising. We use the Sprint PCS name and reputation to attract customers more efficiently than competitors with low brand awareness. Sprint PCS has launched a national advertising campaign to promote its products, and we benefit from this national advertising in our service area at no additional cost to us. Sprint PCS also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate or free ancillary services.

     Pricing. We use the Sprint PCS pricing strategy. This offers customers in our service plans with preferred options and features that typically offer service features such as voicemail, enhanced caller identification, call waiting, three-way calling and low per-minute rates.

     We offer long-term traveling arrangements with set pricing. We are the only provider of PCS service for non-LA Unwired Sprint PCS customers traveling in our service area.

     Regional focus and customer care. Our regional focus enables us to supplement Sprint PCS's marketing strategies with our own strategies tailored to each of our specific markets. This includes attracting local businesses to enhance our distribution and drawing on our management team's local experience. Our large local sales force executes our marketing strategy through our retail stores and kiosks. Our outside sales force targets business sales. Additionally, we staff our retail outlets with full-time customer care representatives to communicate directly with the customers concerning billing and service issues.

     We direct our media and promotional efforts at the community level by advertising Sprint PCS's products and services through television, radio, print advertisements, outdoor advertising, billing inserts and promotional displays in our retail stores. We market our products and services under the name US Unwired along with the Sprint(R) and Sprint PCS(R) logos. Also, we sponsor local and regional events. In addition, Sprint PCS's existing agreements with national retailers provide us with access to over 550 national retail locations in our service area.

Sales and Distribution

     We target a broad range of consumer and business markets through a sales and distribution plan. We use traditional sales channels, like our retail stores, mass merchandisers and other national retail outlets, independent agents and an outside sales force. We also use lower-cost methods like direct marketing and a corporate website.

     Retail stores. We sell our product at 26 retail stores and eight kiosks and plan to open seven additional retail stores by mid-2001. Our retail stores are located in the principal retail districts in each market. Kiosks, which are located primarily in high traffic retail outlets, maximize our retail presence in some of our markets and take advantage of high traffic areas. We use our stores and kiosks for the distribution and sale of our handsets and services. Sales representatives in these stores and kiosks receive in-depth training that allows them to explain PCS service in an informed manner. We believe that these representatives will foster effective and enduring customer relationships.

     Independent agents. We have a contracted network of over 483 independent agents that creates additional opportunities for local distribution. Most of these businesses are family-owned consumer electronics dealers and wireless telecommunication retailers.

     Mass merchandisers and outlets. We target customers through our mass-market retail outlets. We have negotiated distribution agreements based on Sprint PCS's arrangements with national and regional mass merchandisers and consumer electronic retailers, including Radio Shack, Office Depot, Circuit City, Dillard's, Sam's Wholesale Club, Office Max and Best Buy. Approximately 280 of the total 550 national retail outlet locations in our market area are currently selling our service.

     Other Sprint PCS Initiatives. We participate in Sprint PCS's national accounts program, which targets Fortune 1000 companies, take advantage of Sprint PCS's inbound telemarketing sales program and Sprint PCS's internet site that allows customers in our service area who purchase products and services over the Sprint PCS internet site become customers of our PCS network.

Competition

     We compete in our service area with the current cellular providers and new PCS providers. The cellular providers in our service area serve different geographic segments of our service area, but no one cellular carrier provides complete coverage throughout our service area. Some of these cellular providers offer a digital product also, but it typically covers only a small segment of our service area.

     Of our PCS competitors, only Verizon, SunCom, Cingular and Alltel provide service comparable to ours in our service area. Verizon is licensed to offer PCS services in all of our Louisiana and Texas markets but has not indicated any intention to build out a network in these markets. SunCom, an AT&T wireless network provider, operates in parts of the south-central and southeastern United States and competes with us in our Louisiana, Alabama, Arkansas and Mississippi markets. Alltel is a current PCS provider in several of our markets.

     Our ability to compete effectively with other PCS providers will depend on:

     . the continued success of CDMA technology in providing better call quality and clarity than analog cellular systems

     . our competitive pricing with various options suiting individual subscriber's calling needs.

     . the continued expansion and improvement of the Sprint PCS network, customer care system and telephone handset options.

     We compete also with paging, enhanced specialized mobile radio and dispatch companies in our markets. Potential users of PCS systems may satisfy their communications needs with other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential subscribers who do not need to speak to the caller.

     Sprint PCS has chosen CDMA technology, which we believe offers significant advantages in the marketplace. CDMA is one of three languages that wireless telephones use to communicate with the phone network. The other two predominant standards are TDMA and GSM.

     CDMA offers superior call quality and clarity. CDMA also offers the highest capacity of the three standards. This means that more simultaneous calls can be handled on a CDMA network than on equivalent TDMA or GSM networks. CDMA also offers a high level of security, giving customers confidence that their calls remain private. CDMA offers many advanced features such as short text messaging, Internet access, call waiting, call forwarding and three way calling. Several providers in the United States, including Sprint PCS, Bell Atlantic and PCS PrimeCo, have adopted CDMA.

     TDMA is generally less expensive to deploy if a carrier seeks to overlay an analog network, like a cellular carrier would be required to do. TDMA also offers increased call security and advanced features like those available on a CDMA network. Several providers in the United States, including SunCom use TDMA.

     GSM is the most widely adopted standard around the world. It originated in Europe, where it continues to be the dominant standard. It has been widely deployed for over ten years, which means that economies of scale for network and handset equipment have been achieved. This has lowered the cost of purchasing the equipment for a GSM system. GSM also offers increased call security and advanced features like those available on a CDMA network. Several providers in the United States, including Cingular, VoiceStream Wireless, and Powertel, have adopted GSM.

     We do not currently face competition from resellers. A reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public but does not hold FCC licenses or own facilities. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that and other licensees. We expect to continue to be subject to the FCC rule that requires cellular and PCS licensees to permit resale of carrier service.

     Over the past several years the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with PCS services. Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. We will compete to attract and retain subscribers principally on the basis of services and features, the size and location of our service areas, network coverage and reliability, customer care and pricing. Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

Network Build out

     We have focused our network construction first on the concentrated population and business centers of the major metropolitan areas in our service area and the adjoining interstate highways. We continue to build out the smaller markets surrounding the existing built out areas, interstate and state highways. We only launch PCS service after we complete a significant portion of the planned build out for a given area. Before we launch service, we perform extensive field-testing to ensure comprehensive and reliable coverage within a particular market. We provide overall project and construction management of the design, site acquisition, installation and testing of our PCS system.

     We obtain cell sites in three ways: (1) co-location, (2) construction of a tower by an independent build-to-suit company, or (3) construction of a tower by us. We prefer to co-locate with another wireless company by leasing space on an existing tower or building. When we co-locate, we generally have lower construction costs, and it is likely that any zoning difficulties have been resolved. As of December 31, 2000, we had 722 PCS cell sites, of which approximately 80% were co-locations and 20% owned. We believe that we need approximately 833 PCS cell sites to achieve approximately 66% coverage of the population in our service area.

     Microwave relocation. Fixed microwave operators previously used the frequencies that are now allocated for PCS licenses. The FCC has established procedures for PCS licensees to relocate these existing microwave paths, generally at the PCS licensee's expense. With Sprint PCS's assistance, we have relocated all microwave paths for the PCS licenses that we own.

     Switching centers. We lease four switching centers for our service area. These centers are located in our four markets of Shreveport and Lake Charles, Louisiana, Jackson, Mississippi and Montgomery, Alabama. Each switching center serves several purposes, including routing calls, managing call handoff, and managing access to landlines and providing access to voice mail.

     Interconnection. We connect our digital PCS network to the landline telephone system through interconnection agreements with local exchange carriers. Before entering the Sprint PCS agreements, we entered into interconnection agreements with BellSouth. Through our agreements with Sprint PCS, we will benefit from the interconnection agreements that Sprint PCS negotiates.

     Long distance and back haul. We have a long distance agreement with our affiliate, Cameron Communications Corporation, for long distance services. We can also buy long distance services from Sprint PCS.

     Network monitoring systems. Our network operations center in Lake Charles, Louisiana provides monitoring and maintenance of our entire network, including:

     . the constant monitoring for blocked or dropped calls, call clarity and signs of tampering, cloning or fraud.

     . the recording of network traffic.

     . the overseeing of customer usage, data collected at switch facilities and billing.

     . as noted above, we amended our management agreements whereby Sprint PCS will begin providing substantially all of our PCS billing and have targeted the transition date as August 2001. We plan to continue to perform network capacity monitoring and planning beyond that date.

Government Regulation

     The FCC and other state and local regulatory agencies regulate our PCS and cellular systems.

     Licensing of PCS systems. A broadband PCS system operates under a service area license granted by the FCC for a particular market. These licenses operate on one of six frequency blocks allocated for broadband PCS service. Narrowband PCS is for non-voice applications such as paging and data service and is separately licensed. The FCC awards all PCS licenses by auction.

     All PCS licenses have a 10-year term and must be renewed at the end of this term. The FCC generally will renew a PCS license if the licensee provided substantial service during the past license term and substantially complied with applicable law. The FCC may revoke a license for serious violations of FCC rules. All PCS licensees must satisfy coverage requirements. Licensees that fail to meet the coverage requirements may lose the service area that is not covered, or the license.

     For up to five years after a PCS license is granted, the licensee must share spectrum with existing licensees that operate fixed microwave systems within its license area. To operate our PCS systems efficiently and with adequate population coverage, we must relocate many of these existing licensees. The FCC has adopted a transition plan to relocate microwave operators and a cost-sharing plan for relocation that benefits more than one PCS licensee. These plans expire on April 4, 2005.

The FCC regulates PCS resale practices also.

     Licensing of cellular telephone systems. The FCC awards licenses for cellular telephone systems by auction. Cellular licenses generally last for 10 years and may be renewed for periods of up to 10 years. The FCC may revoke a license for serious violations of FCC rules. The FCC may deny renewal if it determines that the grant of an application would not serve the public interest. In addition, at the renewal time, other parties may file competing applications for the license. A license in good standing is entitled to renewal expectancy. This gives the current license holder an advantage over competing applicants.

     The FCC regulates cellular service resale practices and the terms under which ancillary services may be provided through cellular facilities.

     We use landline facilities to connect cell sites and to link them to the main switching office. The FCC separately licenses and regulates these landlines.

     Other regulatory requirements. The FCC imposes additional regulatory requirements on all commercial mobile radio service, or CMRS, operators, which include PCS and cellular systems as well as some specialized mobile radio systems. These requirements may change. Some of the current requirements include:

     . Resale. Most CMRS operators, including us, generally may not restrict the resale of their services so that resellers may use the facilities of the CMRS operator to introduce a competitive service.

     . Roaming. CMRS carriers must provide service to all subscribers of a compatible CMRS service in another geographic region.

     . Number portability. CMRS carriers will soon be required to allow their customers to take their phone numbers with them if they change to a competitive service and must now be able to deliver calls to carried numbers.

     . Enhanced 911. CMRS carriers must transmit 911 calls from any qualified handset without credit check or validation, must provide 911 service to individuals with speech or hearing disabilities, and must provide the approximate location of the 911 caller.

     . Wiretaps. CMRS carriers must provide law enforcement personnel with sufficient capacity to enable wiretaps on the CMRS network.

     . Calling party pays. The FCC is considering rules to permit CMRS operators to charge the party making the call. The new rules, if adopted, would place consumer protection and uniform notification requirements on the service.

     . Customer information. The FCC has rules that protect the customer against the use of customer proprietary information for marketing purposes. A federal court struck down these rules, but the FCC has stayed the effect of this decision by petitioning for rehearing.

     . Interconnection. All telecommunications carriers, including CMRS carriers, must interconnect directly or indirectly with other telecommunications carriers.

     . Universal service and other fees. The FCC imposes large universal service support fees on telecommunications carriers, including CMRS carriers. The FCC imposes smaller fees for telecommunications relay service, number portability and the cost of FCC regulation.

     . Spectrum cap. There are limitations on a person's ownership in licenses for more than 45 MHz of PCS, cellular and some specialized mobile radio services in metropolitan statistical areas and 55 MHz in rural service areas where there is significant overlap in any geographic area. Significant overlap means that at least ten percent of the population of the PCS licensed service area is within the cellular and/or SMR service area(s). We believe that we are in compliance with these limits.

       . Transfers and assignments of PCS licenses. The FCC must approve the assignment or transfer of control of a license for a PCS system. In addition, the FCC requires licensees who transfer control of a PCS license within the first three years of their license term to disclose the total consideration received for the transfer. FCC approval is not required for the sale of an interest that does not transfer control of a license. Any acquisition or sale of PCS interests may also require the prior approval of the Federal Trade Commission, the Department of Justice and state or local regulatory authorities.

       . Foreign ownership. The Communications Act of 1934 limits the non-U.S.
         ownership of licensees. If foreign ownership exceeds the permitted level, the FCC may revoke the PCS licenses or require an ownership restructuring. We believe that we comply with these limitations.

       . Additional spectrum. In 2000, the FCC auctioned spectrum that could be used to compete with our PCS system. We have no way of knowing whether the persons who acquired the licenses for the new spectrum in our service area will offer a competitive service.

Intellectual Property

     The Sprint(R) and Sprint PCS(R) brand names and logos are registered service marks owned by Sprint. We have license agreements with Sprint that allow us to use, without payment and only in our service area, the Sprint design logo and "diamond" symbol and other Sprint service marks, like the phrases "The Clear Alternative to Cellular" and "Clear Across the Nation." We can use some of Sprint's licensed marks on some wireless telephone handsets. The license agreements have many restrictions on our use of their licensed marks. We are the only person entitled to market Sprint PCS products and services in our service area, except for the Sprint PCS national marketing programs.

Employees

     As of December 31, 2000, we had approximately 300 employees. A union does not represent our employees. We believe that we have good relations with our employees.

Seasonality

     Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices increases our losses on merchandise sales. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the most use and revenue per subscriber in the summer because of an increase in revenues from fees charged to non-LA Unwired, non-Sprint PCS customers who use our network while traveling in our service area. We believe that the increased traffic in our service area comes from people traveling during summer vacation. We expect these trends to continue based on historical operating results.

Risk Factors Related to LA Unwired

     Our economic dependence on US Unwired could prevent us from fulfilling our obligations to our creditors that could, in turn, adversely affect our future operations.

     We may incur additional debt in the future. The indenture governing US Unwired's notes permit them to incur additional debt, but there are limitations. US Unwired's credit facilities provide for total borrowings of up to $130.0 million. Some of US Unwired's obligations under our credit facilities may limit our ability to borrow more money. If US Unwired cannot borrow more money, it could impair our ability to repay our notes and other indebtedness.

     Because of this substantial debt:

     . a substantial portion of our cash flow from operations to pay interest and principal

     . this will reduce the cash that is available for other purposes

     . most of our assets are encumbered with liens.

     . we may not be able to adjust to changing market conditions or competition.

     . we may be at a competitive disadvantage to our competitors who have less debt.

     Our ability to generate cash to pay interest and principal on our indebtedness depends on many factors beyond our control, and this could reduce our flexibility.

     Our ability to pay interest and principal on our debt depends on our future operating performance. Our performance depends on general economic and competitive conditions and on financial, business and other factors, many of which we cannot control. We will use a substantial portion of our cash flow from operations to repay our borrowings and interest under our debt instruments. This will be a significant cost to us. We cannot assure you that we will have enough cash flow from operations or future borrowings under our credit facilities to repay our indebtedness or for our other liquidity needs.

     We may try to:

     - delay or reduce our capital expenditures.

     - restructure our debt.

     - sell some of our assets or operations.

     - acquire equity capital from other investors.

     We may not be able to take any of these actions on satisfactory terms or at all. These actions may not provide us with enough cash to repay our debt.

     If there is a change of control of US Unwired, our parent company, we may not be able to satisfy our obligations to our creditors.

     If we need additional financing that we cannot obtain, we may have to change our network construction plan.

     We may have to make substantial capital expenditures to maintain our PCS network. Actual expenditures may differ significantly from our estimates. We would have to obtain additional financing if:

     . any of our sources of capital is unavailable or insufficient.

     . we significantly depart from our business plan.

     . we experience unexpected delays or cost overruns in the construction of our network, including changes to the schedule or scope of our network build out.

     . changes in technology or governmental regulations create unanticipated costs.

     . we acquire additional licenses or Sprint PCS grants us more service areas to build out and manage.

     We cannot predict whether any additional financing will be available or on what terms. If we need additional financing that we cannot obtain, we will have to change our plans for the remainder of our network.

     If we cannot construct our communications network timely or successfully, our ability to compete could be limited, and we could lose our PCS licenses or our relationship with Sprint PCS.

     We must lease or acquire rights to use locations for our PCS equipment and our PCS network. This may require us to obtain zoning variances or governmental approvals. If we are unable to obtain or use these locations, we may need to alter the design of our network. This could prevent us from completing construction of our network in a timely manner or at all.

     There is considerable demand for the communications equipment that we need to construct our network, and manufacturers of this equipment could have substantial backlogs of orders. Competitors who purchase large quantities of communications equipment may receive priority in the delivery of this equipment. If we cannot get this equipment, we may fail to construct our network timely. This could limit our ability to compete effectively or to meet the construction requirements of the FCC or our Sprint PCS agreements. If we do not meet these construction requirements, we could lose our licenses or breach our agreements with Sprint PCS.

     If we lose our agreements with Sprint PCS, our PCS business may not succeed.

     Our agreements with Sprint PCS are central to our business plan.

     . These agreements give us the right to use the Sprint PCS(R) brand name and logo and related rights. If we lose these rights, our PCS operations will be impaired.

     . These agreements impose strict requirements on the construction of our network. If we do not meet these requirements, these agreements may be terminated and we could lose the right to be the sole provider of Sprint PCS products and services in our service area.

     . These agreements may be terminated also if any of Sprint PCS's FCC licenses is lost or jeopardized, or if we become insolvent.

     . These agreements give Sprint PCS a substantial amount of control over the conduct of our business. Sprint PCS may make decisions that adversely affect our business like setting the prices for its national plans at levels that may not be economically sufficient for our business.

     . If our management agreements with Sprint PCS are terminated or breached, we may be required to sell our PCS assets to Sprint PCS or Sprint PCS may be required to assign to us some of their licensed spectrum.

     . If Sprint PCS decides not to renew our management agreements at the expiration of the 20-year initial term or any 10-year renewal term, we would no longer be a part of the Sprint PCS network and would be limited in conducting our business.

     Provisions of our management agreements with Sprint PCS may diminish our value and restrict the sale of our business.

     Under specific circumstances and without further stockholder approval, Sprint PCS may purchase our operating assets for 72% or 80%, depending on the circumstances, of our "entire business value," which is more fully described in "Sprint PCS Agreements--The Management Agreements--Non-renewal of management agreements." Sprint PCS must approve any change of control of our ownership and consent to any assignment of our management agreements to an unrelated third party or to one of its competitors. In addition, before we can accept an offer to sell the properties used in specified markets, we must first offer them to Sprint PCS on the same terms. Also, if US Unwired wants to transfer its ownership interest in us or our subsidiary to an unrelated third party, we must first give Sprint PCS a right of first offer for the interest. These restrictions and other restrictions in our management agreements with Sprint PCS could adversely affect the value of our common stock, may limit our ability to sell the business, may reduce the value a buyer would be willing to pay for our business and may reduce our entire business value.

     Problems with Sprint PCS's internal support systems could lead to customer dissatisfaction or increase our costs.

       We will rely on Sprint PCS's internal support systems, including customer care, billing and back-office support, in some of our markets. As Sprint PCS has expanded, its internal support systems have been subject to increased demand and, in some cases, suffered problems in service. We cannot assure you that Sprint PCS will be able to add system capacity successfully or that its internal support systems will be adequate. Problems with Sprint PCS's internal support systems could cause:

     - delays or problems in our own operations or service.

     - delays or difficulty in gaining access to customer and financial information.

     - a loss of Sprint PCS customers.

     - an increase in the costs of customer care, billing and back office services.

     The Federal Communications Act of 1934 could affect our agreements with Sprint PCS and could require changes in them.

     The Communications Act prohibits any transfer of control of a radio station license without prior approval of the FCC. Our agreements with Sprint PCS provide for us to manage its licenses in our service area. If the FCC were to conclude that our management constituted our control over Sprint PCS's licenses, we would probably be required to modify our agreements to eliminate that control. We cannot predict what modifications could be required or whether we would be adversely affected by them.

     If Sprint PCS does not succeed, or if we do not maintain a good relationship with Sprint PCS, our PCS business may not succeed.

     If Sprint PCS has a significant disruption to its system, fails to develop its system, or suffers a weakening of its brand name, our operations and profitability would likely be impaired.

     We will use our relationship with Sprint PCS to obtain, at favorable prices, the equipment for the construction and operation of our network. Any disruption in our relationship with Sprint PCS could make it much more difficult to obtain this equipment.

     Our competitors may have more resources or other advantages that may make it difficult for us to compete effectively.

     Competition in the wireless communications services industry is intense. If we are unable to compete successfully, our business and operations will be impaired. We may be at a disadvantage compared to our competitors who:

     - have substantially greater financial, technological, marketing and sales and distribution resources than we do.

     - entered the wireless communications services market before we did.

     - have more established networks, marketing programs and brand names.

     - offer coverage in areas not served by our PCS network or offer lower rates for placing and receiving calls outside of their own networks.

     We expect that some of the existing cellular providers will continue to upgrade their systems to provide digital wireless communication services that compete with Sprint PCS. Many of these cellular providers have more financial resources and customers than we do. Providers of traditional landline telephone services, energy companies, utility companies and cable operators may expand their services to offer competitive wired or wireless communications services. We compete also with companies that use other communications technologies and paging and dispatch companies. People who are considering using PCS systems may find their communications needs satisfied by these other current and developing technologies.

Changes in technology could adversely affect us.

     PCS providers in the United States use one of three technological standards. Even though the three standards share basic characteristics, they are not compatible or interchangeable with each other. We and Sprint PCS use the standard known as CDMA. If another standard becomes preferred in the industry, we may be at a competitive disadvantage. If Sprint PCS changes its standard, we will need to change ours as well, which will be costly and time consuming. If we cannot change our standard, we may not be able to compete with other systems.

     The wireless telecommunications industry is experiencing significant technological change. This is evident from:

     - an increase in the number of upgrades from analog systems to digital.

     - improvements in digital technology.

     - shorter development periods for new products and enhancements.

     - changes in customer needs and preferences.

     To be competitive, we must have access to new technology. Future technology and advancements could be better than PCS service and even make our service obsolete. The development of new or better technologies could impair our business and operating results.

     Our agreement with Sprint PCS prohibits us from upgrading our cellular network in Lake Charles, Louisiana from an analog network to a digital network like the Sprint PCS network without Sprint PCS's approval. If cellular equipment manufacturers stop making analog cellular equipment and we cannot buy used analog cellular equipment on the open market, it could impair our ability to service our existing cellular subscribers and attract new ones.

     If the Sprint PCS network does not complete its nationwide expansion, we may not be able to provide our customers with the services they demand.

     Sprint PCS intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands with its PCS system, but it has not yet completed the build out of its planned network. If one of our customers travels in an area where a Sprint PCS system or another CDMA-based system is not yet operational, the customer will need a telephone handset that can make calls on both CDMA-systems and non-CDMA-systems. Generally, these handsets are more costly. Moreover, the Sprint PCS network does not allow for calls to be transferred without interruption between the Sprint PCS network and another wireless network. This means that a customer must end a call in progress and initiate a new call when entering an area not served by the Sprint PCS network. The quality of the service provided by another network may not be equal to that of the Sprint PCS network, and our customers may not be able to use some of the advanced features of our network. This could result in customer dissatisfaction and loss of customers.

     Our service area is threatened by bad weather, including hurricanes, which could cause interruptions in service.

     Much of our service area is on or near the Gulf of Mexico and could be damaged by bad weather like hurricanes and excessive rain. Even though we believe our insurance coverage is adequate, we may face service interruptions for indefinite periods if a major hurricane strikes one or more of our Gulf Coast service areas.

Risks Related to the Wireless Telecommunications Industry

     We are subject to broad and evolving government regulation that could cause us to change our business plans or lose our licenses if we do not comply.

     - Our business must comply with the rules and regulations of the FCC, the FAA and state and local regulatory agencies.

     - New regulations may require us to modify our business plan or operations. This could increase our operating costs.

     - The loss of any of our FCC licenses, or any of Sprint PCS's FCC licenses for our service area, would impair our business and operating results.

     - The FCC may revoke any of our PCS licenses at any time for cause. Cause could be our failure to comply with terms of the licenses or the FCC rules that apply to us. We cannot ensure that our PCS licenses will be renewed when they expire.

     - The FCC regulates our relationship with Sprint PCS under our Sprint PCS agreements.

     - We may need to acquire additional licenses, which may require approval of regulatory authorities. These regulatory authorities may not grant approval in a timely manner, if at all.

     - All PCS licenses, including our own licenses and Sprint PCS's licenses, are subject to the FCC's build out regulations. These regulations require license holders to offer specified levels of service to the population in their service areas within set time periods. Even though we have developed a build out plan that meets these requirements, we may be unable to meet our build out schedule. If Sprint PCS or we do not meet these requirements, the FCC could take back the portions of our service area that are not being served, impose fines, or even revoke the related licenses. The FCC imposes limitations on the foreign ownership of license holders. If foreign ownership is too great, the FCC may revoke our PCS licenses or require an ownership restructuring. The FCC imposes additional requirements on holders of PCS licenses reserved for small businesses. These licenses are called C-block and F-block licenses. We hold F-block licenses and must meet special requirements to hold them. If we do not meet these requirements, the FCC could fine us, revoke our licenses or require us to restructure our ownership.

     Our future prospects are uncertain because the future prospects of the PCS industry are uncertain.

     PCS systems have not operated in the United States for very long, and we cannot assure you that the operation of these systems in our markets will become profitable. In addition, we cannot estimate how much demand there will be for PCS in our markets or how much competitive pricing pressure there will be. As a result, the future prospects of the PCS industry, including our prospects, remain uncertain. The future demand for wireless communications services in general is uncertain.

     Our PCS business may suffer because more subscribers generally disconnect their service in the PCS industry than in the cellular industry.

     The PCS industry has experienced a higher rate of subscribers who disconnect their service than the cellular industry. This rate, or churn, of PCS subscribers may be the result of limited network coverage, unreliable performance of calls, costs, customer care or other competitive factors.

     We plan to keep our PCS subscriber churn down by expanding network coverage, improving network reliability, marketing affordable plans and enhancing customer care. We cannot assure you that these strategies will be successful. A high rate of PCS subscriber churn could harm our competitive position and the results of operations of our PCS services.

     Radio frequency emissions may pose health concerns that may cause people to sue us or discourage them from using our services.

     Media reports have suggested that some radio frequency emissions from wireless telephone handsets may be linked to various health concerns, including cancer, and may interfere with some electronic medical devices, including hearing aids and pacemakers. These concerns may discourage the use of these handsets or expose us to potential litigation.

     The wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher subscriber additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. The price of our common stock may drop and our overall results of operations could be significantly reduced if we have a worse than expected fourth quarter for any reason, including the following:

     - our inability to match or beat pricing plans offered by competitors.

     - our failure to promote Sprint PCS's products, services and pricing plans adequately.

     - our inability to obtain an adequate supply or selection of handsets.

     - a downturn in the economy of some or all markets in our service area.

     - a poor holiday shopping season.

     Provisions in our charter document and in Louisiana law could prevent or delay a change in the persons who control us.

     ITEM 2.  Properties

     We lease space for our switches in Lake Charles and Shreveport, Louisiana, Jackson, Mississippi and Montgomery, Alabama. All of the property for our retail outlets is leased. At December 31, 2000, we owned 139 and leased 583 PCS towers.

     ITEM 3.  Legal Proceedings

     We are from time to time involved in litigation that we believe ordinarily accompanies the communications business. We do not believe that any of our pending or threatened litigation will leave a material adverse effect on our business or financial situation.

     ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

     PART II

     ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
              Matters

       Not Applicable

     ITEM 6.  Selected Financial Data

     The following selected financial data are derived from the consolidated financial statements of Louisiana Unwired, LLC and subsidiary. The selected financial data should be read in conjunction with the consolidated financial statements included herein.


                                                                                   Period from
                                                  Year ended December 31,       January 8,1998
                                                  -----------------------  (inception) through
                                                    2000           1999      December 31, 1998
                                                  --------       --------  -------------------
                                                             (In thousands)
  Statement of Operation Data:
    Revenues                                      $ 76,207      $ 18,108              $  1,509
    Cost of service and merchandise sold            58,585        19,415                 3,334
    Other operating expense                         86,325        28,243                 6,299
                                                  --------      --------              --------
    Operating loss                                $(68,703)     $(29,550)             $( 8,124)
                                                  ========      ========              ========
    Net loss                                      $(54,177)     $(36,600)             $ (9,474)
                                                  ========      ========              ========
                                                                                   Period from
                                                  Year ended December 31,       January 8,1998
                                                  -----------------------  (inception) through
                                                    2000           1999      December 31, 1998
                                                  --------       --------  -------------------
                                                      (In thousands except per share data)
  Balance Sheet Data:
     Cash and cash equivalents                    $  4,421     $  1,844              $ 1,350
     Marketable securities                          39,323          ---                 ----
     Property and equipment, net                   192,134       85,305               57,581
     Total assets                                  271,681      218,408               67,248
     Long-term debt                                  9,180        1,509               38,130
     Members' equity                               152,505      206,196               15,992

ITEM 7. Management's Discussion and Analysis of Financial And Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated in these forward-looking statements.

     Overview

     We launched our PCS service in 26 new markets since December 31, 1999 and at December 31, 2000 offered PCS service in 36 markets in Louisiana, Texas, Florida, Arkansas, Mississippi and Alabama. Since December 31, 1999 we have increased our network coverage by over 4.5 million residents.

     Effective January 1, 2000, US Unwired, our parent company, entered into an agreement with Gulf Coast Wireless ("Gulf Coast Wireless"), formerly known as Meretel Communications Limited Partnership, to receive an 80% ownership interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches BTAs in exchange for a reduction in US Unwired's ownership interest in Gulf Coast Wireless from 24.33% to 13.28%. US Unwired contributed these net assets to a partnership, Texas Unwired, a Louisiana general partnership ("Texas Unwired"), of which we are the managing partner. The contributed net assets were recorded at fair value. On January 1, 2000, US Unwired contributed its 80% ownership interest in
Texas Unwired to the Company.   Our financial statements for 2000 include the
financial position and results of operations of Texas Unwired on a consolidated basis.

     On December 29, 2000 we sold 127 of our towers to SBA Properties, Inc. for $39.8 million. Concurrent with the sale, we entered into 10-year operating leases for antenna and ground space on the 127 towers. We recognized a gain of $11.6 million for the year ended December 31, 2000 and deferred a gain of $16.4 million that will be recognized over the 10-year term of the leases.

Results of Operations

2000 compared to 1999

        Revenues

                                                              Years Ended December 31,
                                                             ---------------------------
                                                               2000               1999
                                                             -------            -------
        Subscriber revenues                                    $45,055            $10,311
        Roaming revenues                                        20,128              3,631
        Merchandise sales                                       10,461              4,032
        Other revenues                                             563                134
                                                               -------            -------
        Total revenues                                         $76,207            $18,108
                                                               =======            =======


     Subscriber revenues were $45.1 million for 2000 as compared to $10.3 million for 1999, representing an increase of $34.8 million and was primarily the result of an increase in PCS subscribers to 126,000 at December 31, 2000 from 33,700 at December 31, 1999. We added 92,300 new PCS subscribers in 2000 as compared to 28,000 in 1999.

     Roaming revenues were $20.1 million for 2000 as compared to $3.6 million for 1999, representing an increase of $16.5 million and was primarily the result of a higher volume of Sprint PCS(R) customers traveling through our markets and an expansion in our PCS network coverage. We added 26 PCS markets to our coverage area during 2000 and operated 36 PCS markets at December 31, 2000 as compared to 10 PCS markets at December 31, 1999.

     Merchandise sales were $10.5 million for 2000 as compared to $4.0 million for 1999, representing an increase of $6.5 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 108,000 new PCS subscribers during 2000 as compared to initial sales to 35,800 new PCS subscribers during 1999.

Operating Expenses

     Cost of service was $38.1 million for 2000 as compared to $10.3 million for 1999, representing an increase of $27.8 million, which primarily related to increased PCS related circuit costs and PCS cell site leases associated with the increase in coverage area and market expansion in Texas, Florida, Alabama, Arkansas, Tennessee and Mississippi. We leased 583 PCS cell sites at December 31, 2000 as compared to 87 at December 31, 1999.

     Merchandise cost of sales was $20.5 million for 2000 as compared to $9.2 million for 1999, representing an increase of $11.3 million and was primarily
due to an increase in initial sales to new PCS subscribers.   We recorded
initial sales to 108,000 new PCS subscribers during 2000 as compared to initial sales to 35,800 new PCS subscribers during 1999.

     General and administrative expenses were $18.7 million for 2000 as compared to $6.5 million for 1999, representing an increase of $12.2 million, which primarily related to the hiring of additional employees and increased billing costs as the number of PCS subscribers increased to 126,000 at December 31, 2000 from 33,700 at December 31, 1999 and overall market expansion has increased to 36 PCS markets at December 31, 2000 from ten PCS markets at December 31, 1999.

     Selling and marketing expenses were $33.3 million for 2000 as compared to $8.3 million for 1999, representing an increase of $25.0 million and primarily related to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. PCS subscribers increased to 126,000 at December 31, 2000 from 33,700 at December 31, 1999; network coverage increased to 36 PCS markets at December 31, 2000 from ten PCS markets at December 30, 1999; and 26 stores were selling our PCS products at December 31, 2000 compared to 13 at December 31, 1999.

     Depreciation and amortization expense was $34.2 million for 2000 as compared to $13.5 million for 1999, representing an increase of $20.7 million. These increases were primarily due to increased capital spending to build out our PCS markets. Net property and equipment for our PCS markets increased to $192.1 million at December 31, 2000 from $85.3 million at December 31, 1999.

Operating Loss

     The operating loss was $68.7 million for 2000 as compared to $29.6 million for 1999, representing an increase of $39.1 million and was primarily due to the increased operational costs associated with the building out of our PCS markets.

Other Income/(Expense)

                                                Years Ended December 31,
                                                  2000             1999
                                                -------          -------
                                                     (In thousands)
Interest expense                                $(1,800)         $(4,297)
Interest income                                   3,492              348
Other income                                        ---              587
Gain on tower sales                              11,584              ---
                                                =======          =======
Total other income/(expense)                    $13,276          $(3,362)
                                                =======          =======


     Interest expense was $1.8 million for 2000 as compared to $4.3 million for 1999, representing a decrease of $2.5 million. This decrease was the result of the early extinguishment of long-term debt in the fourth quarter of 1999.

     Interest income was $3.5 million for 2000 as compared to $348,000 for 1999, representing an increase of $3.2 million and the was the result of investing available funds in marketable securities until the funds were required to fund our market build out.

     Gain on tower sales was $11.6 million for 2000 as compared to $0 for 1999. In 2000, we sold 127 towers and recognized a gain of $11.6 million.

Minority Interest in Subsidiary

     Minority interest in losses of affiliate was $1.5 million for 2000 and $0 million for 1999 and is attributable to the consolidation of Texas Unwired representing the portion of losses from our subsidiary allocable to the minority partners.

1999 compared to 1998

     We started our company on January 8, 1998. In April 1998, our members contributed four PCS in four markets to us from an affiliated company with common ownership. We began operations in one of these markets in April 1998 and the remaining three in September 1998. Additionally, during 1998, we entered into an agreement with Sprint PCS to manage Sprint PCS' network in PCS markets for which we do not have a license. We added our first subscriber September 1998.

Revenues

                                                           Years Ended December 31,
                                                     ------------------------------------
                                                           1999                1998
                                                     -----------------   ----------------
        Subscriber revenues                                    $10,311             $  444
        Roaming revenues                                         3,631                343
        Merchandise sales                                        4,032                722
        Other revenues                                             134                ---
                                                               -------             ------
        Total revenues                                         $18,108             $1,509
                                                               =======             ======

     Subscriber revenues were $10.3 million for 1999 as compared to $444,000 for 1998, representing an increase of $10.1 million and was primarily the result of an increase in PCS subscribers to 33,700 at December 31, 1999 from 5,700 at December 31, 1998. We added 28,000 new PCS subscribers in 1999 as compared to 5,700 in 1998.

     Roaming revenues were $3.6 million for 1999 as compared to $343,000 million for 1998, representing an increase of $3.3 million and was primarily the result of a higher volume of Sprint PCS(R) customers traveling through our markets and an expansion in our PCS network coverage. We added six PCS markets to our coverage area during 1999 and operated 10 PCS markets at December 31, 1999 as compared to four PCS markets at December 31, 1998.

     Merchandise sales were $4.0 million for 1999 as compared to $722,000 for 1998, representing an increase of $3.3 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 35,800 new PCS subscribers during 1999 as compared to initial sales to 5,900 new PCS subscribers during 1998.

Operating Expenses

     Cost of service was $10.3 million for 1999 as compared to $1.9 million for 1998, representing an increase of $8.4 million, which primarily related to increased PCS related circuit costs and PCS cell site leases associated with the increase in coverage area and market expansion to10 PCS markets at December 31, 1999 as compared to four PCS markets at December 31, 1998.

     Merchandise cost of sales was $9.2 million for 1999 as compared to $1.4 million for 1998, representing an increase of $7.8 million and was primarily due
to an increase in initial sales to new PCS subscribers.   We recorded initial
sales to 35,800 new PCS subscribers during 1999 as compared to initial sales to 5,900 new PCS subscribers during 1998.

     General and administrative expenses were $6.5 million for 1999 as compared to $1.3 for 1998, representing an increase of $5.2 million, which primarily related to the hiring of employees and increased billing costs as the number of PCS subscribers increased to 33,700 at December 31, 1999 from 5,700 at December 31, 1998 and overall market expansion has increased to 10 PCS markets at December 31, 1999 from four PCS markets at December 31, 1998.

     Selling and marketing expenses were $6.5 million for 1999 as compared to $1.8 million for 1998, representing an increase of $4.7 million and primarily related to advertising, direct selling headcount and commissions paid to local retailers contracted to sell our product. PCS subscribers increased to 33,700 at December 31, 1999 from 5,700 at December 31, 1998.

     Depreciation and amortization expense was $13.5 million for 1999 as compared to $3.3 million for 1998, representing an increase of $10.2 million. These increases were primarily due to increased capital spending to build out our PCS markets. Net property and equipment for our PCS markets increased to $85.3 million at December 31, 1999 from $57.6 million at December 31, 1998, with the majority of our 1998 capital expenditures occurring in the second half of the year.

Operating Loss

     The operating loss was $29.6 million for 1999 as compared to $8.1 million for 1998, representing an increase of $21.5 million and was primarily due to the increased operational costs associated with the building out of our PCS markets, and costs associated with sales, general and administrative costs.

Other Income/(Expense)

                                                      Years Ended December 31,
                                                       1999             1998
                                                   -------------   --------------
                                                          (In thousands)
        Interest expense                                $(4,297)         $(1,580)
        Interest income                                     348              230
        Other income                                        587              ---
                                                        -------          -------
           Total other income/(expense)                 $(3,362)         $(1,350)
                                                        =======          =======

     Interest expense was $4.3 million for 1999 as compared to $1.6 million for 1998, representing an increase of $2.7 million. This was due to our long-term debt during 1999 that was retired by the end of the year.

     Interest income was $348,000 for 1999 as compared to $230,000 for 1998, representing an increase of $118,000 and the was the result of investing available funds in marketable securities until the funds were required to fund our market build out.

Early Extinguishment of  Debt

     We recorded an extraordinary loss in 1999 of $3.7 million that was the result of a charge for the early extinguishment of debt.


Liquidity and Capital Resources

     On October 1, 1999, US Unwired entered into a credit facility with Co Bank, ACB, The Bank of New York, BNY Capital Markets, Inc., First Union Securities, Inc., First Union National Bank and other lenders for $130 million. At December 31, 2000, US Unwired had borrowed $50 million against the facility and had $80 million available at December 31, 2000. This facility is secured by, among other things, a first priority security interest in all tangible and intangible assets of our Company, including its PCS licenses to the extent legally permitted; a pledge by the Company of its ownership interest in Texas Unwired; and an assignment by the Company of its Sprint PCS agreements and any network contract, including software rights.

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

     During 2000, the Company borrowed $65.0 million from US Unwired through the execution of a series of demand notes. The Notes accrue interest at a variable rate of the Federal discount rate plus 3.5%.

     We expect to spend approximately $75 million in 2001 completing our market build out in the five unopened markets, upgrading existing tower sites, increasing our coverage area by erecting additional towers in selected locations of already opened markets and upgrading some of our network switches. We believe that the proceeds from our financings and internally generated cash flow and other financing available from US Unwired will be enough to build out our network as planned, cover anticipated operating losses and meet our debt service requirements.

     Cash used in operating activities was $10.4 million for 2000. Cash used in investing activities was $37.9 million for 2000 and includes $117.3 million generated by the sale of marketable securities and $39.8 million by the sale of the towers offset by $150.4 million used to purchase property and equipment, $42.4 million used to purchase marketable securities and $3.2 million paid for microwave relocation. Cash provided by financing activities was $37.9 million for 2000 and consists primarily of $65.0 million in proceeds from notes payable to US Unwired offset by $14.2 million used in the payment of long-term debt.


Seasonality

     Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the most use and revenue per subscriber in the summer because of an increase in revenues from fees charged to non-LA Unwired, Sprint PCS customers who use our network while traveling in our service area. We believe that the increased traffic in our service area comes from people traveling during summer vacation. We expect these trends to continue based on historical operating results.

Quantitative and Qualitative Disclosure about Market Risk

     We are not exposed to fluctuations in currency exchange rates, as all our services are invoiced in U.S. dollars. As of December 31, 2000, our short-term investments consisted of funds invested in money market accounts. We believe that the impact of a 1% increase or decline in current average investment rates would not have a material impact on our investment income.

Inflation

     We believe that inflation has not impaired, and will not impair, our results of operations.

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

     The following discussions about our market risk include "forward looking" statements that involve risk and uncertainties. Actual results could differ from those contemplated in the forward-looking statements.

     We are exposed to market risks, primarily interest rate risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate our exposure to such changes. See the Notes to the consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments. We do not engage in speculative transactions and do not use derivative instruments or engage in hedging activities.

     We place our short-term investments (principally cash equivalents and marketable debt securities), which generally have a term of 30-60 days, with high quality financial institutions, limit the amount of credit exposure to any one institution and have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

     At December 31, 2000, we had short-term investments totaling approximately $39.3 million. A 1% decrease would have resulted in a decrease in interest rates related to these short-term investments in interest income of approximately $400,000 in 2000.


ITEM 8.  Financial Statements

     Our financial statements are listed under Item 14(a) of this annual report and are filed as part of this report on the pages indicated.

ITEM 9. Changes In And Disagreement With Accountants on Accounting And Financial Disclosure

None.

PART III

Item 10. Directors And Executive Officers Of The Registrant

      The following table sets forth certain information regarding the Company's managers (equivalent to officers):

     The following table presents information with respect to our executive officers:

Name                   Age                 Position
--------------------   ---   -------------------------------------

Robert W. Piper         42   Manager and President
Thomas G. Henning       41   Manager and Secretary/General Counsel

     Robert W. Piper has been our Manager and President since our inception in January 1998. He also serves as President and Chief Executive Officer of US Unwired, which is our parent company. He has been President of US Unwired since 1995. He has been a member of US Unwired's board of directors since 1997.

     Thomas G. Henning has been our Manager and Secretary/General Counsel since our inception. He has been General Counsel in US Unwired, our parent company, and Cameron Telephone Company since 1994. He has been an officer and director of US Unwired since 1988.

     Our managers and officers serve at the pleasure of the members.

Item 11. Executive Compensation

     Our executives and board members receive no compensation from us. US Unwired compensates them.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

        Louisiana Unwired, LLC is a 93.86% owned subsidiary of US Unwired Inc. The remaining 6.14% is owned by an affiliate of US Unwired, Cameron Communications Corporation.


Item 13. Certain Relationships And Related Transactions

      William L. Henning and John A. Henning, directors of the Company, and William L. Henning, Jr., and Thomas G. Henning, officers and directors of the Company, are officers and directors of Cameron Communications Corporation ("Cameron"), a corporation engaged primarily in the wire line communications business, and William L. Henning is Cameron's principal shareholder. Cameron is also a principal shareholder of Xspedius Holdings, Inc. ("Xspedius"), a corporation engaged primarily in the competitive local exchange business. William L. Henning, Jr., Chairman of our Board, is the Chief Executive Officer of Xspedius. US Unwired, Cameron, Xspedius and their subsidiaries have agreements with one another and with other companies under common control, as described below.

     In 2000, we paid US Unwired $14.3 million dollars in management fees for administrative and customer care services.

     We contract with Unibill for all subscriber billing and accounts receivable data processing. Unibill charges us $2.50 per bill processed. Billing expenses totaled $2.2 million in 2000.

     We paid Xspedius $598,000 for circuit usage in 2000.

     We paid Unwired Telecom $378,000 to co-locate on their towers in 2000.

     We paid Cameron $2.9 million for long distance.

PART IV

PART IV

Item 14.  Exhibits, Financial Statement, Schedules, And Reports on Form 8-K

a.    Financial Statements

Listed in the Index to Financial Statements provide in response to item 8 hereof (see page F-1 for Index)

b.  Financial Statement schedule

Listed in the Index to Financial Statements provide in response to item 8 hereof (see page F-1 for Index).

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

c.  Reports on Form 8-K

    None

d.  Exhibits

Exhibit                                                             Numbered
Number                   Description of Exhibit                      Pages
-------                  ----------------------                   ------------
3.1** Articles of Organization of Louisiana Unwired, LLC dated as of January 2, 1998.
3.2** Operating Agreement of Louisiana Unwired, LLC dated as of February 23, 1998.
4.1*     Indenture dated as of October 29, 1999 among US
         Unwired Inc., the Guarantors, as defined therein, including Louisiana Unwired, LLC, and State Street
         Bank and Trust Company.
4.2*     Pledge and Security Agreement dated as of October
         29, 1999 by and between Louisiana Unwired, LLC and
         State Street Bank and Trust Company.
4.3* Intercreditor Agreement dated as of October 29, 1999 between CoBank, ACB and State Street Bank and
         Trust Company.
10.1     Amended and Restated US Unwired Inc. 1999 Equity
         Incentive Plan.
10.2*** Sprint PCS Management Agreement dated February 8, 1999 among Wirelessco, L.P., Sprint Spectrum L.P.,
         SprintCom, Inc. and Louisiana Unwired, LLC, including Sprint Trademark and Service Mark License
         Agreement and Sprint Spectrum Trademark and Service
         Mark License Agreement.
10.3+++  Addendum III to Sprint PCS Management Agreement dated
         February 8, 1999 among Wirelessco, L.P.,Sprint
         Spectrum L.P., SprintCom, Inc. and Louisiana
         Unwired
10.4*** Sprint PCS Management Agreement dated June 8, 1998 among Wirelessco, L.P., Sprint Spectrum L.P.,
         SprintCom, Inc. and Louisiana Unwired, LLC, including Sprint Trademark and Service Mark License
         Agreement and Sprint Spectrum Trademark and Service
         Mark License Agreement.
10.5+++  Addendum V to Sprint PCS Management Agreement dated
         June 8, 1998 among Wirelessco, L.P.,Sprint Spectrum
         L.P., SprintCom, Inc. and Louisiana Unwired
10.6***  Sprint PCS Management Agreement dated as of January 7,
         2000 among Wirelessco, L.P. Sprint Spectrum L.P.,
         SprintCom, Inc. and Texas Unwired, including Sprint
         Trademark and Service Mark License Agreement and
         Sprint Spectrum Trademark and Service Mark License
         Agreement.
10.7+++  Addendum II to Sprint PCS Management Agreement dated
         January 7, 2000 among Wirelessco, L.P.,Sprint
         Spectrum L.P., SprintCom, Inc. and Texas Unwired
10.8** Management and Construction Agreement dated as of January 1, 1999 by and between US Unwired Inc. and
         Louisiana Unwired, LLC. 10.12** Authorized Dealer
         Agreement dated as of May 13, 1998 by and between US Unwired Inc. and Louisiana Unwired, LLC.
10.9** Agreement dated as of May 13, 1998 by and between US Unwired Inc. and Louisiana Unwired, LLC for
         Louisiana Unwired, LLC to do business as US Unwired
10.10** Billing Agreement dated as of May 13, 1998 by and between Unibill, Inc. and Louisiana Unwired, LLC.
10.11** Long Distance Agreement dated as of June 10, 1998 by and between Cameron Communications Corporation and US Unwired Inc. including Louisiana Unwired,
         LLC
10.12*** Consent and Agreement dated as of June 23, 1999 between Sprint Spectrum L.P., SprintCom, Inc.,
         Sprint Communications Company, L.P., Wirelessco,
         L.P. and CoBank, ACB.

10.13*** Consent and Agreement dated as of October 26, 1999
         between Sprint Spectrum L.P., SprintCom, Inc.,
         Sprint Communications Company, L.P., Wirelessco,
         L.P. and CoBank, ACB.
10.14*** Telecom Contribution Agreement dated as of January 1,
         2000 between US Unwired Inc. and Louisiana Unwired,
         LLC.
10.15*** Loan Agreement dated as of January 1, 2000 by and
         between Texas Unwired and Louisiana Unwired, LLC.
         10.27****Letter Agreement dated November 19, 1999
         between US Unwired Inc. and Meretel Communications,
         L.P.
10.16*** Telecom Contribution Agreement dated as of January 1,
         2000 between US Unwired Inc. and Louisiana Unwired,
         LLC.
10.17++  Asset Purchase Agreement by and between Louisiana
         Unwired L.L.C. and SBA Properties, Inc., dated as
         of December 18, 2000
21.1     Subsidiaries of Louisiana Unwired LLC
 ---------------------
* Incorporated by reference to the registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US
      Unwired, Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999.
** Incorporated by reference to Amendment No. 2 to the registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
      filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000.
*** Incorporated by reference to Amendment No. 3 to the registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
      filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on March 1, 2000.
**** Incorporated by reference to Amendment No. 4 to the registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
      filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on March 14, 2000.
+ Incorporated by reference to Amendment No. 1 to the registration statement on Form S-1, Registration No. 333-33964 filed by US Unwired Inc. on
      May 11, 2000
++ Incorporated by reference to Form 8-K of Louisiana Unwired LLC filed on December 29,2000
+++   Confidential treatment requested pursuant to Rule 406 under the Securities
      Act

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.



                              LOUISIANA UNWIRED, LLC

                              By: /s/ Thomas G. Henning

                              _____________________________
                                   Thomas G. Henning
                                Duly Authorized Officer

                         REPORT OF INDEPENDENT AUDITORS

The Members
Louisiana Unwired, LLC

     We have audited the accompanying consolidated balance sheets of Louisiana Unwired, LLC as of December 31, 2000 and 1999, and the related consolidated statements of operations, members' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period from January 8, 1998 (inception) through December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Louisiana Unwired, LLC at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from January 8, 1998 (inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Houston, Texas
February 3, 2001, except for Note 9 as to which the date is February 28, 2001

                             LOUISIANA UNWIRED, LLC

                                 BALANCE SHEETS

                                 (In thousands)

                                                              December 31,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents...............................  $  4,421  $  1,844
  Marketable securities...................................    39,323        --
  Accounts receivable, net of allowance for doubtful
     accounts of $224 in 2000 and $48 in 1999.............     3,993     1,256
  Other receivables.......................................     5,105       810
  Inventories.............................................     3,158     2,189
  Prepaid expenses........................................     2,836       854
  Due from affiliates.....................................       643       788
                                                           ---------  --------
    Total current assets..................................    59,479     7,741
Marketable securities.....................................        --   114,854
Property and equipment, net...............................   192,134    85,305
Licenses, net of accumulated amortization of $1,715 in
   2000 and $1,326 in 1999................................    11,208    10,462
Other assets..............................................     8,860        46
                                                           ---------  --------
    Total assets.......................................... $ 271,681  $218,408
                                                           =========  ========
             LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable........................................ $  15,571  $  9,012
  Due to affiliates.......................................     4,728       123
  Accrued expenses........................................     8,166     1,568
  Notes payable to member.................................    65,000        --
  Current maturities of long-term debt....................       524       140
                                                           ---------  --------
    Total current liabilities.............................    93,989    10,843
Long-term debt............................................     8,656     1,369
Deferred gain.............................................    16,531        --
Commitments and contingencies
Members' equity:
  Members' capital........................................   252,756   251,561
  Accumulated other comprehensive income..................        --       709
  Accumulated deficit.....................................  (100,251)  (46,074)
                                                           ---------  --------
    Total members' equity.................................   152,505   206,196
                                                           ---------  --------
    Total liabilities and members' equity................. $ 271,681  $218,408
                                                           =========  ========

                            See accompanying notes.

                             LOUISIANA UNWIRED, LLC

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                   Period from
                                                                    January 8,
                                                                       1998
                                                  Year ended       (inception)
                                                 December 31,        through
                                               ------------------  December 31,
                                                 2000      1999        1998
                                               --------  --------  ------------
Revenues:
  Subscriber revenue.........................  $ 45,055  $ 10,311    $   444
  Roaming revenues...........................    20,128     3,631        343
  Merchandise sales revenue..................    10,461     4,032        722
  Other revenue..............................       563       134         --
                                               --------  --------    -------
    Total revenues...........................    76,207    18,108      1,509
Operating expenses:
  Cost of service............................    38,054    10,252      1,912
  Merchandise cost of sales..................    20,531     9,163      1,422
  General and administrative.................    18,739     6,480      1,275
  Sales and marketing........................    33,337     8,265      1,770
  Depreciation and amortization..............    34,249    13,498      3,254
                                               --------  --------    -------
    Total operating expenses.................   144,910    47,658      9,633
                                               --------  --------    -------
Operating loss...............................   (68,703)  (29,550)    (8,124)
Other income (expense):
  Interest expense...........................    (1,800)   (4,297)    (1,580)
  Interest income............................     3,492       348        230
  Other income...............................        --       587         --
  Gain on tower sales........................    11,584        --         --
                                               --------  --------    -------
    Total other expense......................    13,276    (3,362)    (1,350)
                                               --------  --------    -------
(Loss) before extraordinary item and minority
   interest..................................   (55,427)  (32,912)    (9,474)
Minority interest in losses of subsidiary....     1,488        --         --
                                               --------  --------    -------
(Loss) before extraordinary item.............   (53,939)  (32,912)    (9,474)
Extraordinary item--early extinguishments of
   debt......................................      (238)   (3,688)        --
                                               --------  --------    -------
Net loss.....................................  $(54,177) $(36,600)   $(9,474)
                                               ========  ========    =======


                            See accompanying notes.

                             LOUISIANA UNWIRED, LLC

                         STATEMENTS OF MEMBERS' EQUITY

                                                                                             Accumulated
                                                    US     Unwired      Cameron                  Other
                                                 Unwired   Telecom   Communications Command  Comprehensive
                                                   Inc.     Corp.     Corporation   Connect     Income      Total
                                                 --------  --------  -------------- -------  ------------- --------
Capital contributions........................    $     --  $ 12,733     $ 12,733    $    --      $  --     $ 25,466
Net loss.....................................          --    (4,737)      (4,737)        --         --       (9,474)
                                                 --------  --------     --------    -------      -----     --------
Balance at December 31, 1998.................          --     7,996        7,996         --         --       15,992
Capital contributions........................     194,683    27,600        2,500      1,312         --      226,095
Unrealized gain on marketable securities.....                                                      709          709
Net loss.....................................      (5,459)  (20,792)     (10,334)       (15)        --      (36,600)
                                                                                                           --------
Comprehensive loss...........................                                                               (35,891)
                                                 --------  --------     --------    -------      -----     --------
Balance at December 31, 1999.................     189,224    14,804          162      1,297        709      206,196
Capital contributions........................       2,191        --           --         --                   2,191
Transfer of ownership interest...............      15,419   (14,804)         615     (1,230)        --           --
Distribution to members......................          --        --         (996)        --         --         (996)
Unrealized gain on marketable securities.....                                                     (709)        (709)
Net loss.....................................     (50,796)       --       (3,314)       (67)                (54,177)
                                                                                                           --------
Comprehensive loss...........................                                                               (54,886)
                                                 --------  --------     --------    -------      -----     --------
Balance at December 31, 2000.................    $156,038  $     --     $ (3,533)   $    --      $  --     $152,505
                                                 ========  ========     ========    =======      =====     ========



                            See accompanying notes.

                             LOUISIANA UNWIRED, LLC

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                   Period from
                                                                    January 8,
                                                                       1998
                                                 Year ended        (inception)
                                                December 31,         through
                                             --------------------  December 31,
                                               2000       1999         1998
                                             ---------  ---------  ------------
Cash flows from operating activities
Net loss...................................  $ (54,177) $ (36,600)   $ (9,474)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Extraordinary item.......................        238      3,688          --
  Depreciation and amortization............     34,249     13,498       3,254
  Gain on sale of assets...................    (11,584)        --          --
  Minority interests.......................     (1,488)        --          --
  Changes in operating assets and
     liabilities, net of contributions:
    Accounts receivable....................     (2,438)      (894)       (362)
    Other receivables......................     (4,288)      (810)         --
    Inventories............................       (358)    (1,839)       (350)
    Prepaid expenses.......................     (1,880)      (610)       (242)
    Due from affiliates....................     (1,007)      (133)     (2,225)
    Other assets...........................       (213)        67        (112)
    Accounts payable.......................      6,897      1,231        (514)
    Due to/from members....................      2,917        340        (281)
    Accrued expenses.......................      6,222        840         440
    Deferred gain..........................     16,531         --          --
                                             ---------  ---------    --------
Net cash used in operating activities......    (10,379)   (21,222)     (9,866)
Cash flows from investing activities
Payments for the purchase of equipment.....   (150,362)   (45,765)    (44,749)
Proceeds from sales of marketable
   securities..............................    117,270         --          --
Purchase of marketable securities..........    (42,448)  (114,145)         --
Proceeds from sales of assets..............     39,818         --          --
Contribution from minority shareholders....        940         --          --
Payments for microwave relocation costs....     (3,153)    (1,063)       (755)
                                             ---------  ---------    --------
Net cash used in investing activities......    (37,935)  (160,973)    (45,504)
Cash flows from financing activities
Capital contributions from members.........         66    224,783      23,303
Proceeds from long-term debt...............     65,000     30,959      38,131
Principal payments of long-term debt.......    (14,175)   (69,808)     (4,302)
Payments for financing costs...............                (3,245)       (412)
                                             ---------  ---------    --------
Net cash provided by financing activities..     50,891    182,689      56,720
                                             ---------  ---------    --------
Net increase in cash and cash equivalents..      2,577        494       1,350
Cash and cash equivalents at beginning of
   year....................................      1,844      1,350          --
                                             ---------  ---------    --------
Cash and cash equivalents at end of year...  $   4,421  $   1,844    $  1,350
                                             =========  =========    ========
Supplemental cash flow disclosures:
  Cash paid for interest...................  $   1,623  $   2,694    $  1,617
                                             =========  =========    ========
Noncash transactions:
  Purchases of equipment in accounts
     payable...............................  $   7,029  $   7,215    $ 12,348
                                             =========  =========    ========
  Contributions of net assets by members...  $   2,191  $   1,312    $  2,163
                                             =========  =========    ========

                            See accompanying notes.

                             LOUISIANA UNWIRED, LLC

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2000

1. Description of Business and Summary of Significant Accounting Policies

 Description of Organization

     Louisiana Unwired, LLC (the "Company"), is principally engaged in providing access to and usage of its personal communications service ("PCS") networks in the Gulf States region of the United States. PCS is a new generation of wireless communications, offering customers advanced, secure, two-way digital wireless services and applications. As of December 31, 2000, the Company has been primarily engaged in building out its PCS network and in providing PCS service in Louisiana, Texas, Florida, Mississippi, Arkansas and Alabama.

     In April 1998, the Company's members contributed PCS licenses in four Louisiana markets to the Company from an affiliated company with common ownership. Additionally, certain related assets and liabilities, including debt used to finance the purchase of these four licenses, were also contributed. These contributed assets and liabilities were recorded at their historical costs. The Company commenced operations in one of these markets in April 1998 and in three of these markets in September 1998. In December 1999, Command Connect, LLC ("Command Connect"), an affiliate of US Unwired Inc. ("US Unwired") and Cameron Communications Corporation ("Cameron"), contributed an additional
18 licenses.

     Additionally, during 1998, the Company entered into an agreement with Sprint PCS in which the Company has agreed to manage Sprint PCS's network in BTAs for which the Company does not have a PCS license. In consideration for managing Sprint PCS's network, Sprint PCS has agreed to pay 92% of collected revenues, as defined, to the Company. The agreement requires that the Company build out the PCS network in accordance with FCC requirements and deadlines. The Company and Sprint PCS will share equally the costs for any necessary future relocation of microwave sources that interfere with Sprint PCS's spectrum.

     Effective January 1, 2000, US Unwired entered into an agreement with Gulf Coast Wireless ("Gulf Coast Wireless"), formerly known as Meretel Communications Limited Partnership, to receive an 80% ownership interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches BTAs in exchange for a reduction in US Unwired's ownership interest in Gulf Coast Wireless from 24.33% to 13.28%. US Unwired contributed these net assets to a partnership, Texas Unwired, a Louisiana general partnership ("Texas Unwired"), of which the Company is the managing partner. The contributed net assets were recorded at fair value. On January 1, 2000, US Unwired contributed its 80% ownership interest in Texas Unwired to the Company. The Company's financial statements for the year ended December 31, 2000 include the financial position and results of operations of Texas Unwired on a consolidated basis.

     The Company is economically dependent on the continued funding of its operations by its majority owner. Such owner has committed to provide such funding. At December 31, 2000, the Company is 93.86% owned by US Unwired and 6.14% by Cameron.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


 Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Consolidation Policy

     The consolidated financial statements include the accounts of Louisiana Unwired, LLC and its majority-owned subsidiary. All significant intercompany balances and transactions are eliminated in consolidation. Losses of subsidiary attributable to minority stockholders in excess of the minority interest in the equity capital of the subsidiary are not eliminated in consolidation.

 Marketable Securities

     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale, or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2000, all of the Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, if any, are reported as a component of accumulated other comprehensive income in stockholders' equity. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

 Inventory

     Inventory consists of PCS telephones and related accessories and is carried at cost. Cost is determined by the average cost method, which approximates the first-in, first-out method.

 Property and Equipment

     Property and equipment is stated at cost and depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

                                                                           Year
                                                                          ------
    Facilities and equipment.............................................   5
    Leasehold improvements............................................... 3 to 5
    Furniture, fixtures and vehicles..................................... 5 to 7


 Licenses

     Licenses consist primarily of costs incurred in connection with the acquisition of PCS licenses. These assets are recorded at cost and amortized using the straight-line method over an estimated useful life of 20 years. Amortization expense charged to operations in 2000, 1999 and 1998 was $616,000, $341,000 and $270,000, respectively.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


 Impairment of Long-Lived Assets

     The Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of the carrying amounts of its licenses and property and equipment in each market, as well as the depreciation and amortization periods, based on estimated undiscounted future cash flows and other factors to determine whether current events or circumstances warrant reduction of the carrying amounts or acceleration of the related amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Deferred Financing Costs

     Deferred financing costs include costs incurred in connection with the issuance of the Company's long-term debt which are amortized over the term of the related debt. Amortization expense charged to operations in 2000, 1999 and 1998 was $2,000, $249,000 and $87,000, respectively.

 Revenue Recognition

     The Company earns revenue by providing access to and usage of its PCS networks and sales of PCS merchandise. Service revenues include revenues for charges to subscribers for both access to and usage of the Company's networks. These revenues are recognized as they are earned by the Company. Revenues from the sales of merchandise are recognized when the merchandise is delivered.

     The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense has been deferred and will be recorded over the average life for those customers (30 months) that are assessed an activation fee. As of December 31, 2000, the Company has deferred $227,000 of activation fee revenue and direct customer activation costs to future periods.

 Advertising Cost

     Advertising costs are expensed as incurred. For the years ended December 31, 2000, 1999 and 1998, approximately $12,760,000, $3,361,000 and
$935,000 of advertising costs were incurred, respectively.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


 Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Commissions

     Commissions are paid to sales agents for customer activations and are expensed in the month the customer is activated within the system.

 Income Taxes

     No provision for income taxes is provided as the Company's federal and state income and/or loss is included in the income tax returns of its members.

 Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash and temporary cash investments with high credit quality financial services companies. Collectibility of receivables is impacted by economic trends in each of the Company's markets and the Company has provided an allowance which it believes is adequate to absorb losses from uncollectible accounts.

 Disclosure About Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivables, other receivables, and accounts payable and accrued expenses approximate fair value because of the short term nature of these items. The estimated fair value of the Company's long-term debt at December 31, 2000 and 1999 was $1,123,000 and $1,566,000, compared to its carrying value of $1,087,000 and $1,509,000. The fair value of long-term debt is valued at future cash flows discounted using the current borrowing rate for loans of a comparable maturity. The estimated fair value of the Company's notes payable approximates its carrying value of $65,000,000 as the notes are due upon demand and have a variable interest rate.

     Fair value estimates are subject to inherent limitations. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments presented above are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


 New Accounting Pronouncements

     On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133." SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

2. Marketable Securities

     As of December 31, 2000, the Company's investments in marketable securities consist of fixed income mutual funds. The following is a summary of the Company's available-for-sale marketable securities as of December 31, 2000:

                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
    Fixed income mutual funds.......  $39,323      --         --      $39,323
                                      =======     ===        ===      =======

     For the years ended December 31, 2000 and 1999, there were net realized gains and losses of $2,687,000 and $-0-, respectively, on sales of available-for-sale marketable securities included in interest income.

3. Property and Equipment

     The major categories of property and equipment at December 31, 2000 and 1999 were as follows:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (In thousands)
    Facilities and equipment................................. $212,309 $ 86,438
    Furniture, fixtures, and vehicles........................    4,681    1,785
    Leasehold improvements...................................    1,388      350
    Construction in progress.................................   14,364   12,537
                                                              -------- --------
                                                               232,742  101,110
    Less accumulated depreciation............................   40,608   15,805
                                                              -------- --------
                                                              $192,134 $ 85,305
                                                              ======== ========

     The Company recorded depreciation expense of $30,903,000, $12,908,000 and $2,897,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company leases certain facilities and equipment under capital leases. Assets recorded under capital leases are amortized over the lives of the respective leases. Assets under these

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000

obligations, totaling $8,367,000 (net of accumulated amortization of $566,000) at December 31, 2000 are included in facilities and equipment.

4. Long-Term Debt

     Long-term debt, including capital lease obligations, consisted of the following:

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
                                                                        (In
                                                                    thousands)
    FCC debt...................................................... $1,087 $1,509
    Capital leases................................................  8,093     --
                                                                   ------ ------
    Total long-term obligations...................................  9,180  1,509
    Less current maturities.......................................    524    140
                                                                   ------ ------
    Long-term obligations, excluding current maturities            $8,656 $1,369
                                                                   ====== ======

     On June 23, 1999, the Company entered into senior credit facilities for $130 million with certain lenders. The senior credit facilities provided for an $80 million reducing revolving credit facility, which was to mature on September 30, 2007, and a $50 million delay draw term loan, which was to mature on September 30, 2007. All loans made under the senior credit facilities bear interest at variable rates tied to the prime rate, the federal funds rate or the LIBOR. The senior credit facilities were secured by a first priority security interest in all tangible and intangible assets of the Company and its subsidiaries (including the owned PCS licenses, if legally permitted); a pledge by US Unwired and Cameron of 100% of the ownership interests in the Company; a pledge by the Company of its ownership interest in any of the Company's present and future subsidiaries; and an assignment of all Sprint PCS agreements and any network contract (including software rights).

     A portion of the proceeds from this new credit facility were used to extinguish the Company's May 1998 credit facility. As a result, the unamortized debt issuance costs related to the May 1998 credit facility, totaling $614,000, were written off as an extraordinary item.

     During the fourth quarter of 1999, US Unwired contributed approximately $194.7 million to the Company and the Company used a portion of these contributions to extinguish the June 1999 senior credit facilities. As a result, the unamortized debt issuance costs related to the June 1999 senior credit facilities, totaling $3,074,000, were written off as an extraordinary item.

     In December 1999, Command Connect contributed various PCS licenses to the Company. As part of this contribution, the Company assumed the related debt of $2,252,000 with the FCC. This debt bears interest at 8.75% and provides for quarterly principal and interest payments of approximately $68,000 through April 30, 2007. The contributed assets and assumed liabilities have been recorded at their historical costs.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


     During 2000, the Company extinguished $13.9 million of debt related to Texas Unwired. As a result, the unamortized debt issuance costs related To this debt, totaling $238,000 was written off as an extraordinary item

     In 2000, the Company borrowed $65.0 million from US Unwired through the execution of a series of demand notes. The Notes accrue interest at a variable rate of the Federal discount rate plus 3.5%, or 8.91% as of December 31, 2000.

     In 1999, Gulf Coast Wireless entered into capital lease agreements to lease towers for a 15-year period. As part of the agreement discussed in Note 1 above, Texas Unwired assumed Gulf Coast Wireless's obligations under 31 leases in the Beaumont-Port Arthur and Lufkin-Nacogdoches markets. During 2000, the Company executed two additional tower capital leases, bringing the total to 33.

     Maturities of long-term debt, including capital leases obligations, for the five years succeeding December 31, 2000 are as follows:

                                                Long-Term  Capital Lease
                                                  Debt      Obligation   Total
                                                ---------  ------------- ------
                                                           (In thousands)
    2001......................................   $  122      $  792      $  914
    2002......................................      133         792         925
    2003......................................      145         792         937
    2004......................................      157         792         949
    2005......................................      172         792         964
    Thereafter................................      358       7,278       7,636
                                                 ------      ------      ------
                                                  1,087      11,238      12,325
    Less amounts representing interest........       --      (3,145)     (3,145)
                                                 ------      ------      ------
    Long-term debt and present value of future
       lease payments.........................   $1,087      $8,093      $9,180
                                                 ======      ======      ======

     During 1998, the Company entered into an interest rate swap agreement with a commercial bank to reduce the impact of changes in interest rates on its May 1998 bank credit facility floating rate debt. As the notional amount in the swap agreement corresponded to the principal amount outstanding on the debt and the variable rates in the swap and the debt use the same index, this agreement effectively changed the Company's interest rate exposure on $16 million of floating rate notes to a fixed 8.37%. During 1999, the Company extinguished the bank credit facility that this interest rate swap was hedging. As a result, the Company recorded this interest rate swap at its fair value. In December 1999, the Company settled this obligation for $587,000 which is included in other income in the statement of operations.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


5. Commitments and Contingencies

     The Company's PCS licenses are subject to a requirement that the Company construct network facilities that offer coverage to at least one-third of the population in each of its Basic Trading Areas ("BTAs") within five years from the grant of the licenses and to at least two-thirds of the population within 10 years from the grant of the licenses. Should the Company fail to meet these coverage requirements, it may be subject to forfeiture of its licenses or the imposition of fines by the FCC. The PCS buildout in each BTA is subject to the successful completion of the network design, site and facility acquisitions, the purchase and installation of the network equipment, network testing, and the satisfactory accommodation of microwave users currently using the spectrum.

     On October 29, 1999, US Unwired issued $400 million of 13 3/8% Senior Subordinated Notes due November 1, 2009 ("the Notes"). The Notes are fully, unconditionally, and joint and severally guaranteed by the Company.

     On December 29, 2000, the Company sold 127 of its wireless communications towers and related ground leasehold rights and other assets (collectively, "towers") for gross proceeds of $39,751,000 cash. At the same time, the Company entered into an operating lease of antenna space on the sold towers from the buyer for a term of 10 years, renewable for three additional five year terms, at initial annual rental of $2,286,000 per year, increasing annually by 4% of the prior years rent. The Company recognized a gain of approximately $11,584,000 related to this transaction. In addition, the Company recorded a deferred gain of approximately $16,531,000 related to the transaction which will be amortized over the term of the operating lease.

     In connection with the sales-leaseback transaction described in above, the Company has committed to sell to the purchaser and the purchaser has an option to buy on or before March 31, 2001 up to an additional 173 towers at an aggregate cash price of $54,149,000 and for the Company to lease back space on the sold towers under similar rental terms. In addition, the Company has granted to the purchaser the option to purchase up to 100 additional towers constructed and owned by the Company through December 31, 2001.

     The Company is a party to various operating leases for facilities and equipment. Rent expense for the year ended December 31, 2000, 1999 and 1998 was $7,148,000, $1,641,000, and $713,000, respectively. Future minimum annual lease payments due under noncancelable operating leases with terms in excess of one year are as follows:

                                                                  (In thousands)
                                                                  --------------
    2001.........................................................    $ 11,852
    2002.........................................................      12,089
    2003.........................................................      12,112
    2004.........................................................      11,960
    2005.........................................................      10,216
    Thereafter...................................................      42,347
                                                                     --------
                                                                     $100,576
                                                                     ========

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


     A PCS licensee, such as the Company, is required to share a portion of its spectrum with existing licensees that operate certain fixed microwave systems within each of its BTAs. These licensees will initially have priority use of their portion of the spectrum. To secure sufficient amount of unencumbered spectrum to operate its PCS network efficiently, the Company has negotiated agreements to pay for the microwave relocation of many of these existing licensees, which costs have been capitalized. The Company also may be required to contribute to the costs of relocation under agreements reached with other PCS licenses if such relocation benefits the Company's license areas. Depending on the terms of such agreements, the Company's ability to operate its PCS network profitably could be adversely affected.

     Employees of the Company participate in a 401(k) retirement plan (the "401(k) plan") sponsored by a related party. Employees are eligible to participate in the 401(k) plan when the employee has completed six months of service. Under the 401(k) plan, participating employees may defer a portion of their pretax earnings up to certain limits prescribed by the Internal Revenue Service. The Company contributes a discretionary match equal to a percentage of the amount deferred by the employee and a discretionary amount determined by the Company from current or accumulated net profits. The Company's contributions are fully vested upon the completion of 5 years of service. Contribution expense related to the 401(k) plan was approximately $111,000, $19,000 and $1,300 for the years ended December 31, 2000, 1999 and 1998, respectively.

6. Supplemental Cash Flow Disclosure

     During 1999, Command Connect contributed various PCS licenses to the Company. In connection with this contribution, the following assets were received and liabilities assumed:

                                                                  (In thousands)
                                                                  --------------
    Licenses.....................................................    $ 3,556
    Accrued expenses.............................................        (17)
    Long-term debt...............................................     (2,227)
                                                                     -------
    Contribution of net assets by a member.......................    $ 1,312
                                                                     =======

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


     On January 1, 2000, US Unwired contributed its 80% ownership in Texas Unwired. In connection with this contribution, the following assets and liabilities were assumed:

    Cash............................................................. $     66
    Subscriber receivables...........................................      299
    Other receivables................................................        7
    Prepaid expenses.................................................      101
    Inventory........................................................      611
    Fixed assets.....................................................   14,995
    Other assets.....................................................   11,451
    Account payable..................................................      (73)
    Accrued expenses.................................................     (376)
    Due to members...................................................   (1,578)
    Due to affiliate.................................................   (1,152)
    Minority interests...............................................     (548)
    Long term debt...................................................  (21,612)
                                                                      ---------
    Contribution of net assets....................................... $ (2,191)
                                                                      =========

7. Related Party Transactions

     During the year ended December 31, 1998, the Company incurred management fees of $960,000 and $240,000 to Unwired Telecom and Cameron, respectively. During the year ended December 31, 1999, the Company incurred management fees of $4,772,000 to Unwired Telecom. During the year ended December 31, 2000, the Company incurred management fees of $14,306,000 to US Unwired of which $1,722,000 is included in due to affiliates at December 31, 2000.

     The Company contracts with UniBill, Inc. ("UniBill"), a subsidiary of Cameron, for all subscriber billing and accounts receivable data processing. UniBill charges a $2.50 fee per bill processed. Billing expenses totaled approximately $2,169,000, $515,000 and $22,000 in 2000, 1999 and 1998,
respectively, of which $405,000 is included in accounts payable at December 31, 2000.

     The Company also purchases long distance services from Cameron pursuant to an oral agreement and resells the service to the Company's customers. The aggregate amount paid to Cameron for such services during the year ended December 31, 2000 totaled $2,892,000.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


8. Selected Quarterly Financial Data (Unaudited)

                                              First   Second    Third   Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                             -------  -------  -------  -------
2000
  Revenues.................................. $12,725  $15,904  $20,219  $27,359
  Operating loss............................ (11,119) (12,409) (17,425) (27,750)
  Loss from continuing operations...........  (9,358) (10,845) (16,459) (17,277)
  Discontinued operations...................      --       --       --       --
  Extraordinary loss........................   (238)       --       --       --
  Net loss..................................  (9,596) (10,845) (16,459) (17,277)

1999
  Revenues.................................. $ 2,674  $ 3,929  $ 4,989  $ 6,516
  Operating loss............................  (4,708)  (4,678)  (6,800) (13,364)
  Loss from continuing operations...........  (5,314)  (5,622)  (8,638) (13,338)
  Discontinued operations...................      --       --       --       --
  Extraordinary loss........................      --     (614)      --   (3,074)
  Net loss..................................  (5,314)  (6,236)  (8,638) (16,412)

9. Subsequent Events

     On February 28, 2001, US Unwired entered into an agreement with Cameron to purchase Cameron's 6.14% minority interest in LA Unwired in exchange for 4,634,842 shares of US Unwired's Class A common stock. The market value of US Unwired's Class A common stock associated with this transaction was approximately $36.5 million.

     On February 28, 2001, US Unwired entered into an agreement with Butler Waddel Interest, Ltd ("Butler") and XIT Leasing, Inc. ("XIT") to purchase their minority interests in Texas Unwired. US Unwired exchanged 230,748 shares of its Class A common stock for Butler's 15% ownership in Texas Unwired and 76,916 shares of its Class A common stock for XIT's 5% ownership in Texas Unwired. The market value of US Unwired's Class A common stock associated with this transaction was $2.4 million.

                             LOUISIANA UNWIRED, LLC

                 Schedule II--Valuation and Qualifying Account

                                                              Year ended
                                                             December 31,
                                                          ---------------------
                                                           2000    1999   1998
                                                          -------  -----  -----
                                                            (In thousands)
Allowance for doubtful accounts
Balance at beginning of year............................. $    48  $  --  $  --
  Additions charged to expense...........................     873    173     --
  Reduction-recoveries/write-offs........................    (697)  (125)    --
                                                          -------  -----  -----
  Balance at end of year................................. $   224  $  48  $  --
                                                          =======  =====  =====
Reserve for inventory obsolescence
  Balance at beginning of year........................... $   597  $  59  $  --
  Additions charged to expense...........................     833    538     59
  Reduction-recoveries/write-offs........................  (1,264)    --     --
                                                          -------  -----  -----
  Balance at end of year................................. $   166  $ 597  $  59
                                                          =======  =====  =====




                            See accompanying notes.